Form 10KSB
period 1999-12-31
TALISMAN ENTERPRISE INC
filed 2000-03-30
CIK 1076831

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                   FORM 10-KSB
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999 Commission File No. 333-83123
                          -----------------

                            Talisman Enterprises Inc.
                            -------------------------
                 (Name of Small Business Issuer in Its Charter)

                    Ontario                                                     N/A
         --------------------------------------------                           ---------------
         (State or Other Jurisdiction of                                        (I.R.S. Employer
         Incorporation or Organization)                                         Identification Number)

    2330 Southfield Road, Unit 3-4 Mississauga, Ontario, Canada                 L5N 2W8
    -----------------------------------------------------------                 ---------
     (Address of principal executive offices)                                   (Zip Code)

                                 (905) 826-3995
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE Securities registered pursuant to Section 12(g) of the Exchange Act :

                                       Common Stock, $.001 Par Value Per Share

Check  whether  the Issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                       Yes  []                      No  [x]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                                          []

The Company's revenues for its most recent fiscal year were $925,987.

The aggregate market value of the voting stock held by non-affiliates of the Company was $6,965,355 as of March 1, 2000 based on the average bid and asked prices of such stock as of that date.

There were 3,035,817 shares of Common Stock, $.001 par value outstanding as of March 1, 2000.

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

            Talisman, through our wholly-owned operating subsidiary, Talisman International Inc., manufacturers high-quality AA size disposable alkaline batteries for private label sale by retailers. We are currently, to our knowledge, the only North American-based battery manufacturer that focuses primarily on the private label market. Our objective is to leverage our unique strategic position to build market share in the private label battery market and capitalize on the significant growth in private label battery sales in North America.

OUR HISTORY

            Talisman was incorporated under the laws of the Province of Ontario on July 28, 1978 under the name Firespur Explorations Ltd. In May 1989, we changed our name to Firesand Explorations Ltd. and, in September 1997, our name changed to our Talisman Enterprises Inc.

            From 1978 to early 1997, Talisman operated as a mineral exploration company in the Province of Ontario, Canada. During such period, Talisman conducted various exploration programs on patented mining claims held by us on lands situated in Esquega Township, Province of Ontario, Canada. In spite of our exploration efforts, no significant ore deposit or other mineralized targets were identified which justified additional exploration expenditures. Effective January 1997, Talisman wrote-off the value of all mineral exploration assets then held and, as a result of such actions, Talisman now has no mining assets or other mineral related interests.

            In August 1997, Talisman entered into a share exchange agreement with the shareholders of Talisman International pursuant to which the shareholders of Talisman International exchanged 11,959,265 common shares of Talisman International for 478,371 of Talisman's common shares. Prior to the share exchange, there was no affiliation between Firesand and Talisman International. As a result of the share exchange, Talisman International became a wholly-owned subsidiary of Talisman. Upon completion of such transaction in September 1997, we changed our name from Firesand to our present name, Talisman Enterprises Inc.

INDUSTRY BACKGROUND

            The worldwide battery market is predominately comprised of four major chemical systems:

                               1.   Alkaline
                               2.   Heavy Duty - Zinc Chloride
                               3.   General Purpose - Zinc Carbon
                               4.   Rechargeable - Nickel Cadmium

Alkaline batteries offer the best performance and are the most widely used type of battery in North America with a greater than 65% market share. Industry analysts estimate the North American market for disposable alkaline batteries was approximately $3 billion in 1997, representing consumption of an estimated 4 billion batteries. An estimated 40% increase in battery-operated devices has driven growth in the use of disposable batteries over the past 10 years. Furthermore, industry data reveals that within the North American market, the alkaline segment is the fastest growing. Consumption of alkaline batteries is expected to continue to grow at a rate of 5-8% per year.

     The consumer battery market consists primarily of five major cell sizes, AA, AAA, C, D and 9 volt. The AA cell accounts for approximately 65% of the total unit sales, the AAA cell accounts for approximately 15% and the C, D and 9 volt cell sizes account for approximately 7% each. We believe branded manufacturer gross margins on the AA and AAA (80%) are approximately double that of the C, D and 9 volt (40%). We believe that, upon implementation of our business plan, our gross margin for our AA batteries will be approximately 33%, compared to an approximately 80% gross margin for branded manufacturers.

     Duracell Inc. and Eveready Battery Co., Inc. are the major manufacturers of alkaline batteries and currently supply approximately 83% of the alkaline batteries sold in the North American market.

PRIVATE LABEL BATTERY MARKET OPPORTUNITY

            The market for private label consumer products has grown significantly in recent years. In order to generate greater customer loyalty, many retailers have sought to develop private label or corporate brands in numerous consumer product categories. Private label affords retailers an opportunity to enhance their store's identity by offering high quality products that are significantly less expensive than brand-name alternatives. According to information supplied by the Private Label Manufacturers Association (PLMA), in a number of product categories, including light bulbs, disposable cameras and tape, private label items have achieved a market share of 20-25%. On average, the study also shows retailers are projecting a private label category growth rate of 24% over the next three years across all major product categories.

            While private label batteries only comprise approximately 9% of the overall disposable alkaline battery market, batteries are the fastest growing segment within the private label market (source: PLMA). We believe, that despite a limited supply of private label product, the battery segment has grown at almost double the rate of other private label products. Currently, most private label batteries are supplied either by offshore manufacturers or by brand-name battery manufacturers such as Duracell and Eveready. It is our belief that offshore battery suppliers, however, have limited available alkaline production capacities, suffer from higher logistics costs, and typically produce batteries with less than 25% of the life of alkaline batteries because of their use of carbon zinc technology. Offshore manufacturers are those manufacturers not located in the three North American Free Trade Agreement countries (USA, Mexico, Canada). While there are several manufacturers in Europe, most are located in Asia. Among the large number of manufacturers in Asia, a large majority, particularly those located in the Peoples Republic of China, only produce old technology general purpose or heavy duty batteries. Testing done by Talisman identified fewer than ten high-quality producers comparable to North American manufacturers.

            Management of Talisman believes that, for brand-name manufacturers, supplying private label batteries represents a significant conflict of interest: the growth of private label sales comes at the expense of higher margin branded product sales. To date, major companies such as Duracell and Eveready have, in our opinion, participated in private label manufacturing only when pressured by certain large retailers. This is primarily because it is not in the best interests of current branded manufacturers to provide a private label product. Due to the lower retail prices of private label batteries, profit margins are lowered significantly and line changeovers result in manufacturing inefficiencies. Accordingly, Talisman believes that brand-name manufacturers do not actively solicit private label sales, but serve demand reactively in order to maintain or secure large retail accounts for branded products. Accounts requesting private label product from a major branded supplier are therefore generally sold with the understanding that their branded product be carried as a preferred product line.

            Given the general reluctance of major suppliers to provide private label product to their customers, Talisman believes that a tremendous growth opportunity exists.

OUR STRATEGY

            Our objective is to become the industry leader in the marketing, sale and manufacture of private label alkaline batteries in North America. We believe we are the first and only dedicated private label alkaline battery manufacturer in North America. We intend to utilize our unique market position to capitalize on the growth in private label product sales.

            Our manufacturing technology and expertise enables us to produce batteries of comparable quality to leading brand-name batteries. In addition, our location in Southern Ontario allows us to streamline logistics costs and develop close working marketing and sales relationships with leading North American retailers. We currently supply private label batteries to 17 customers.

The key elements of our strategy include plans to:

o       Focus exclusively on alkaline batteries;
o Manufacture batteries that are equivalent in performance to brand -name batteries;
o Sell batteries exclusively for private label purposes at a lower cost than brand-name alternatives;
o Initially manufacture AA size batteries, which comprise the largest percentage of the market and provide high gross margins;
o Expand into the production and marketing of AAA, C and D battery cell sizes and increase production capacity of the AA cell size. We believe that the addition of other cell sizes (i.e. AAA, C and D) will allow us
        to expand  existing  customer  sales and  enhance   sales  opportunities
        with new customers that require all cell sizes;
o Further develop an already established North American sales broker network;
o Focus on private label retail customers with sales potential that will optimize production run costs and thereby maximize margins.

            In addition to selling high-quality products with the name of our customers on them, it is our belief that our retail customers typically improve their profitability from 30-35% on the sale of a branded equivalent product to 50-60% for private label. This also typically results in more profit per unit measured in dollars and cents than typically realized from the sale of a branded equivalent.

PRIVATE LABEL MANUFACTURING

            We currently manufacture a high quality AA alkaline cell for sale to an established and growing customer base.

            We currently have two (2) cell lines capable of producing AA alkaline cells at the rate of 100 pieces per minute per cell line. Management estimates that we have the capacity to produce in excess of approximately 45 million batteries annually.

We believe that our AA cell is:

o Comparable in performance to the competition on a majority of applications (source: ACTS Testing Labs Ltd.);
o Advantageously priced compared to branded products, resulting in prices which are approximately 20-25% lower in retail price;
0     Environmentally friendly because we do not add mercury or cadmium.

            Supply of the AAA, C, D and 9 volt is currently "out sourced" by Talisman for certain accounts that desire to carry all five cell sizes. Such sourced product is labeled, packaged and shipped by us. We intend to use a portion of the proceeds from our public offering which we completed in January 2000 to complete the expansion of our operations into the production and marketing of AAA batteries, to increase the production capacity of our AA batteries, and to commence the expansion of our operations into the production and marketing of C and D battery cell sizes. Our ability to complete the proposed expansion of our operations into the production and marketing of C and D battery cell sizes is dependent upon obtaining additional financing. We intend to continue to out source our need for 9 volt battery cells from other manufacturers as the volume requirements for the 9 volt cell size are not sufficient to justify the expense of producing the product in house.

            Our strategy is to manufacture bare cell batteries in bulk in anticipation of receipt of customer orders. Such bare cell batteries are kept on hand and make up a substantial portion of our inventory. We are then in a position to prepare finished goods upon receipt of customer orders. Further, after such goods are packaged and labeled they are shipped to customers. To date, we have been able to fill orders as they are received, and we have not experienced any delays due to lack of manufacturing capacity or otherwise. Moreover, as previously stated, we intend to expand our production capacity with the proceeds from our financing activities.

BATTERY CUSTOMERS

            The following is a list of customer accounts for the year ended December 31, 1999 and the year ended December 31, 1998:

                  Blockbuster Video - U.S.                                 QDN -    U.S.
                  Amcon Distribution Co. - U.S.                            Cash Convertors - Canada
                  Drug Emporium - U.S.                                     Bradlees Distribution - U.S.
                  McLanes (a Subsidiary of WalMart) - U.S.                 Pirate Wholesale - U.S.
                  Discount Drug Mart - U.S.                                Daisytek - U.S.
                  A&P Fireco - Canada                                      Murphy Distributor - Canada
                  Harris Teeter - U.S.                                     Smoker Friendly - U.S.
                  Navarro Discount Pharmacy - U.S.                         Robert & James - U.S.
                  North Carolina Mutual Drug - U.S.                        Save-On - U.S.
                  Plus Distributors - U.S.                                 Win - Leader - Canada
                  RedCell - Canada                                         Best Buy - Canada
                  Romar - Canada                                           Zellers - Canada
                                                                           Myer Cox Co. - U.S.

All of our sales are made to our customers pursuant to purchase orders. Our company has several large customers upon which we depend on for the sale of our battery products. For the fiscal year ended December 31, 1999, sales to Blockbuster Video represented 30.0%, Drug Emporium represented 15.4%, Amcon Distribution Co. represented 15.5%, McLanes (a subsidiary of WalMart) represented 10.6%, Discount Drug represented 8.1% and A&P Fireco represented 8.0%. For the year ended December 31, 1998, sales to Discount Drug Mart represented 28.6%, Drug Emporium represented 23.6%, Zellers Inc. represented 9.1% and A&P Fireco represented 6.6% of our overall sales. No other retail customer accounted for more than 5% of our overall sales for either the fiscal year ended December 31, 1999 or December 31, 1998.

COMPETITION

            The manufacture and sale of alkaline batteries is highly competitive and there are no substantial barriers to entry into the market. We believe that the principal competitive factors affecting the market for battery products are the quality of the product, price, environmental issues, turn around time for production orders, payment terms for customers, and marketing and sales.

            The private label AA alkaline battery products which we currently produce compete with products imported from the Pacific Rim countries of Indonesia, China, Hongkong, Japan and South Korea. We believe we offer to our customers key advantages over offshore suppliers. Such advantages include:

o Providing superior and consistent product performance. It is our observation that some Pacific Rim producers utilize domestic raw materials which result in sub-standard performance.

o Price. Our private label batteries offer our customers an attractively priced alternative to the batteries sold by their competitors.

o We do not add mercury to our batteries. Mercury is considered to be environmentally hazardous and, accordingly, the disposal of used batteries to which mercury has been added is problematic.

o Efficient turn around time. It is our experience that offshore suppliers generally require a minimum of 30 to 60 days notice prior to producing an order. Delivery time is a minimum of 30 days beyond that and full container loads are required. In contrast, we inventory "bare" cells and can package required orders within a 2-10 day period, depending on the order size.

o Consumer products" industry standard payment terms. We provide creditworthy customers with terms calling for payment within 30-45 days of shipment of its product to retailers. By comparison, it is our experience that off-shore suppliers require either a deposit in advance of shipping or full payment prior to shipping in the form of a letter of credit or bank transfer.

o Marketing and sales support. We provide retailers with on-going sales expertise and promotional concepts in order to maximize sales and profits. Various pack sizes are available to meet the needs of retailers and product displays are supplied to ensure greater in-store visibility and product movement. In contrast, offshore suppliers, generally speaking, only supply product and do not offer any on-going marketing support.

            We believe that approximately two-thirds (66.6%) of the private label battery market is controlled by our three major competitors (Duracell, Eveready and Ray-O-Vac), while the remaining one-third (33.3%) is controlled by offshore manufacturers.

            At present, we do not directly compete (nor do we seek to) with any major North American battery manufacturer (such as Duracell, Eveready and Ray-O-Vac) to supply private label batteries to large retail chains. This is because we have, at present, limited production capability and limited marketing resources compared to the significant and dominant market capabilities of the established branded manufacturers. We believe that the overall private label market is sufficiently large enough whereby we have an opportunity to penetrate into this market, and thereby gain significant market share.

STRATEGIC PARTNERS AND KEY SUPPLIERS

     Our battery manufacturing lines have been custom made by Pragmatek Inc. of Mississauga, Ontario, Turning Point Inc. of Oakville, Ontario and Gwinnett Industrial Machine Inc. of Norcross, Georgia. These companies have over 25 years of combined experience in the manufacture of reliable battery equipment to numerous established battery manufacturers. Pragmatek, Turning Point and Gwinnett are all shareholders of Talisman.

     We have a number of key suppliers of raw materials who are also shareholders in Talisman. They include Burlington Stamping Inc. of Burlington, Ontario and Hibar Systems Limited of Richmond Hill, Ontario. Burlington Stamping supplies all of our battery cans while Hibar supplies all of our battery pre-assemblies. James C. McGavin, a director of Talisman, is also a director, officer and shareholder of Burlington Stamping.

PERSONNEL

            As of December 31, 1999, we employed a total of 47 full time employees. Twelve of such persons are engaged in the areas of administration, finance, production planning, marketing and sales. In addition, 18 of our 47 employees have prior battery industry experience. None of our employees are represented by a union. Management considers its relations with its employees to be satisfactory.

MARKETING, SALES AND DISTRIBUTION

            Talisman currently has an established North American sales network that is directed by individuals with considerable experience in selling private label batteries to established customers. With the exception of Randy O. Curtis and Christian H. Bunger, all sales agents and brokers are compensated on a commission basis only (generally 5%). We currently have a full time sales organization consisting of four qualified sales professionals who generate a majority of business through a network of brokers. We have developed a relationship with two out of the four major, national, private label brokers dedicated to the food class of trade. In addition, we have established relationships with twelve independent regional sales agencies, which handled a myriad of non-food, and drug battery customers throughout Canada and the United States.

            In addition, we support our product merchandised in retail outlets with a variety of packaging designs and displays intended to create consumer interest in retail customers' private label disposable alkaline battery product line. We also develop special pack sizes and styles intended to coincide with peak buying periods such as back-to-school and Christmas.

            We have made every effort to ensure that key positions at Talisman are filled by qualified individuals with previous battery or private label experience. These individuals include:

         Garry J. Syme, Sr. Vice President           Former Project Manager Duracell
         Duncan C. MacFadyen, VP Finance             Former Controller Bossman
         Randy O. Curtis, VP Mktg. Canada            Former Managing Director - Eveready de Mexico
         Christian Bunger, Vp Sales                  Former South East Regional Mgr.--Eveready
         Dennis Hughey, Bus. Dev. Consultant         Former President - Beatrice Private Label
         Billie Burke, Purchasing Mgr.               Former Purchasing Dept. Duracell

            For a more detailed description of the professional backgrounds of many of the above noted persons, see "Management."

PRODUCT LIABILITY INSURANCE

            We carry product liability insurance coverage on our battery products in the amount of Cdn.$1,000,000, with an additional umbrella protection of Cdn.$14,000,000. We believe that the amount of insurance which we maintain is adequate.

ENVIRONMENTAL AND SAFETY ISSUES

            We have made every attempt to ensure that our manufacturing facilities do not contravene any environmental laws. Our AA battery cell is mercury free and currently meets North American standards. Certain materials used in our battery products, as well as one product used in the manufacturing process, are considered hazardous under the Occupational Safety and Health Act hazard communication standards as to workplace care and employee notification. Employees handling these chemicals are required to wear appropriate over protective gear. Once the product is assembled, chemicals are sealed within a metal container that seals the chemicals from both the environment and the atmosphere. All product designated for "waste disposal," including defective goods, are neutralized immediately and stored in an isolated location at our premises prior to final disposal. As required by provincial regulations, we have adopted a procedure of registering all hazardous waste products requiring disposal. We receive a registration number for all such products and communicate such registration number to the approved waste disposal company before the product is transported to a certified landfill waste site. We have factored into our budgeting process an average cost per battery of Cdn.$0.001 for waste disposal purposes.

TECHNOLOGICAL ISSUES/SCIENTIFIC ADVISORS

     We constantly test our product to ensure consistent quality of production. Qualified Talisman employees test samples of each production run and additional samples are sent to an independent consultant for evaluation. Our batteries also meet the standard as set by the National Electronic Distributors Association and the American National Standards Institute, which are European and North American standardization groups that are comprised of representatives of battery manufacturers around the world.

     Product improvement is on-going through in-house quality control protocols and through independent testing contracted to Dr. Klaus Tomantschger, President, Rosecreek Technologies Inc., of Mississauga, Ontario. Dr. Tomantschger was the co-inventor of the rechargeable alkaline battery and has a wealth of knowledge in the area of battery performance improvements.


Item 2.  DESCRIPTION OF PROPERTY.

     We are currently housed in a 21,000 square foot leased head office and production facility located at 2330 Southfield Road, Units 3-4, Mississauga, Ontario, Canada. The location is situated close to major highways and is only 15 minutes from Toronto's Pearson International Airport. Significant leasehold improvements have been undertaken to accommodate state-of-the-art quality control facilities, manufacturing facilities, and sales and marketing offices.

     Our current lease expires July 31, 2002; however, an understanding has been reached with our landlord that should additional space be required, then a new facility would be made available to us without penalty. In addition, we have leased an additional 39,400 sq. ft. of manufacturing space adjacent to our current facility. The extra space was considered necessary to accommodate the planned addition of the AAA, C and D cell lines into our manufacturing operations. We pay approximately Cdn.$43,000 rent per month.

Item 3.  LEGAL PROCEEDINGS.

     We are a named defendant in a legal action commenced on March 8, 2000 and filed in the Superior Court of Justice in the Province of Ontario in relation to a dispute over an amount owing to a former sales agent or ours, Charles Holt (Cob Label Makers). The claim relates to amounts allegedly owing by us for the delivery to us of certain battery labeling machinery and other supplies and materials. The stated amount of the claim is $300,504. We intend to defend ourselves vigorously with respect to the amount being claimed.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     Not Applicable.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          (a) The high and low bid price of the Company's common stock for each quarter since its initial public offering which commenced on January 14, 2000, through March 14, 2000 are as follows:

         Start Date          End Date               High              Low
         ------------------- ---------------- ----------------- ----------------

         1/14/00             3/14/00               $6.00             $2.750
         ------------------- ---------------- ----------------- ----------------

         The Company has not paid dividends to date.

         (b) The Company made an initial public offering of 900,000 shares of its common stock, no par value ("Common Stock"), pursuant to a registration statement declared effective by the Commission on January 13, 2000, File No. 333-83123 ("Registration Statement"). The shares of common stock were sold at a price of $5.00 per share. The public offering was completed with Capital West Securities, Inc. and Institutional Equity Corporation, as underwriters.

         The following are the Company's expenses incurred in connection with the issuance and distribution of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-KSB:

          Expense                                                                       Amount

          Underwriter's Discounts and Commissions                                    $ 450,000
          Registration and Filing Fees(1)                                               27,000
          Printing and Engraving Expenses(1)                                           110,000
          Legal Fees and Expenses(1)                                                    91,000
          Accounting Fees and Expenses(1)                                               43,000
          Blue Sky Fees and Expenses(1)                                                 39,000
          Underwriter's Non-accountable expense allowance                              135,000
          Total(1)                                                                     895,000
                                                                                       =======

         -------------------
                  (1)      Estimate.

         None of the foregoing expenses were paid, directly or indirectly, to any director or officer of the Company or their associates, to any person who owns 10 percent or more of any class of equity securities of the Company, or to any affiliate of the Company.

         The net offering proceeds to the Company after deducting for the foregoing expenses are $3,605,000.

         The following are the application of the net proceeds by the Company from the sale of the Securities in the offering from the effective date of the Registration Statement to the ending date of the reporting period of this 10-KSB:

    Item                                                    Amount
    ----                                                    ------
Expansion and Development of Battery Production Lines     $  257,000
Advertising and Sales Development .....................   $        0
Temporary Investments(1) ..............................   $1,427,000
Working Capital and General Corporate Purposes ........   $1,921,000
                                                          ----------
Total Application of Net Proceeds .....................   $3,605,000
                                                          ==========
           (1) Money Market investments

         The use of proceeds described above represents a material change to the application of the net proceeds as described in the Company's Registration Statement in the section "Use of Proceeds." Specifically, the Company has used a materially greater amount of the net proceeds for working capital and general corporate purposes. The change in the use of net proceeds was necessitated by
(i) Talisman's need to satisfy outstanding obligations which were accrued prior to the completion of the public offering as a result of the delay in completing such offering, (ii) Talisman's decision to temporarily pay down the outstanding balance of its operating loan with General Electric Capital Canada Inc., and
(iii) Talisman's purchase of additional raw materials and sourced product.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this prospectus that are not historical are forward looking statements, including statements regarding our expectations, intentions, beliefs or strategies regarding the future. Forward looking statements include statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward looking statements included in this prospectus are based on information available to us on the date hereof and we assume no obligation to update any such forward looking statements. It is important to note that our actual results could differ materially from those in such forward looking statements.

GENERAL

         Talisman was incorporated in July 1978 and for almost 20 years carried on business as a junior mineral exploration company in the Province of Ontario, Canada. In September 1997, Talisman (then known as Firesand Resources Ltd.) entered into a share exchange agreement with Talisman International Inc. pursuant to which Talisman acquired all of the issued and outstanding shares of common stock of Talisman International in exchange for shares of Talisman. Upon completion of the share exchange, Talisman changed its name to its current name, Talisman Enterprises Inc. The share exchange was accounted for as a reverse takeover and accordingly, the results of Talisman (formerly constituted as Firesand) have been included with those of Talisman International from the date of the share exchange.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED
DECEMBER 31, 1998

         REVENUES. Total revenues for the fiscal year ended December 31, 1999 increased 23.8% to $925,987 from $748,254 for the fiscal year ended December 31, 1998. This increase was primarily attributable to the addition of two new customers, namely Blockbuster Video and McLanes (a subsidiary of WalMart).

         OPERATING EXPENSES AND GROSS MARGINS. Operating expenses increased 41.7% to $2,106,909 for the fiscal year ended December 31, 1999, from $1,487,052 for the fiscal year ended December 31, 1998. The increase was caused by increases in variable overhead spending in relation to the growth in sales, added direct and indirect labor in anticipation of stronger sales volume, and the additional cost of leasing a 39,000 square foot facility in order to support the planned growth of the manufacturing and packaging processes.

         Gross margins, as a percentage of revenues, decreased to (127.5%) for the fiscal year ended December 31, 1999, from (98.7%) for the fiscal year ended December 31, 1998. The decrease in gross margin percentage resulted from the increases in direct material, direct labor, indirect labor and the rental of the additional facility outlined above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense for the fiscal year ended December 31, 1999 increased 47.4% to $1,675,282 from $1,136,516 for the fiscal year ended December 31, 1998. This increase in selling, general and administrative expenses was primarily attributable to the following:

o the hiring of three senior management positions, specifically, President and CEO, Vice President and CFO, and Vice President sales - U.S.;

o      relocation costs associated with the retention of the above positions;

o the severance costs incurred in regards to the Vice President Sales - Canada and the Vice President New Market Development positions;

o      increased travel expense consistent with expanding the base of customers;
       and

o a growth in marketing cost (i.e., customer artwork, printing and reproduction) required to satisfy request from new customers.

         AMORTIZATION EXPENSE. Amortization expense for the fiscal year ended December 31, 1999 increased 212.9% to $951,739 from $304,182 for the fiscal year ended December 31, 1998 primarily due to the amortization of financing charges related to the outstanding convertible promissory notes which were issued in a private placement offering.

         INTEREST EXPENSE AND OTHER FINANCING CHARGES. Interest expense and bank charges for the fiscal year ended December 31, 1999 increased 221.4% to $319,120 from $99,292 for the fiscal year ended December 31, 1998. This increase was a consequence of the fee due to Spencer Trask for arranging Talisman's financing facility with General Electric Capital Canada Inc. and the commencement fees charged by G.E. Capital to establish such financing.

YEAR ENDED DECEMBER 31, 1998 AS COMPARED TO THE SEVEN MONTHS ENDED DECEMBER 31, 1997

         REVENUES. Revenues increased to $748,254 for the year ended December 31, 1998, from $139,646 for the seven month period ended December 31, 1997. This increase in sales was attributable to a growth in Talisman's customer base from 11 to 34 customers, as a result of the increased ability of Talisman to supply our customers.

         For the year ended December 31, 1998, approximately 77% of Talisman's sales (representing an aggregate of approximately $576,159 of revenues) were made to customers located in the United States, including sales to Drug
Emporium, Discount Drug Mart, and Save-On. For the seven month period ended December 31, 1997, Talisman had only minimal sales to customers located in the United States (representing an aggregate of approximately $6,204 of revenues).

         OPERATING EXPENSES AND GROSS MARGINS. Operating expenses increased to $1,487,052 for the year ended December 31, 1998, from $180,582 for the seven month period ended December 31, 1997. Gross margins, as a percentage of revenues, decreased to (99%) for the year ended December 31, 1998, from (29%) for the seven month period ended December 31, 1997.

The gross margin percentage (99%) is in a negative position because these expenses were incurred in advance of the increase in the customers sales base (approximately 50% of sales occurred during the last 2 months of the period).

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased to $1,136,516 for the year ended December 31, 1998, as compared to $597,558 for the seven month period ended December 31, 1997. The increase reflects the impact of a full year of selling, general and administrative expense compared to seven months manufacturing overhead and selling, general and administrative expense for the prior period.

         AMORTIZATION EXPENSE. Amortization expense consisting exclusively of equipment depreciation, was $304,182 for the year ended December 31, 1998, as compared to amortization expense of $27,670 for the seven month period ended December 31, 1997. This increase is attributable to the fact that manufacturing did not begin until the last quarter of 1997. Therefore, only a small amount of equipment depreciation was recognized for the period ended December 31, 1997.

         INTEREST EXPENSE AND OTHER FINANCING CHARGES. Interest expense and bank charges increased to $99,292 for the year ended December 31, 1998 from $11,236 for the seven month period ended December 31, 1997. For the year ended December 31, 1998, two loans were outstanding namely a term loan and an operating loan. The term loan had an average principal balance for the period of $386,536 bearing interest at a rate of 7.75% per annum. The operating loan had an average principal balance for the period of $221,563 bearing interest at a rate of 7.75% per annum. Both loans were outstanding for the entire period consequently interest expense totaled $47,137. The remaining $52,155 includes service charges of $8,877, short term bridge loans of $12,415 and financing charges of $30,863. The only interest charge relative to the seven month period ending December 31, 1997 is the term loan with a principal balance of $320,401 at December 31, 1997 bearing interest at a rate of 7.75%, which was outstanding from August 1997 through December 1997.

FOREIGN EXCHANGE

         For the year ended December 31, 1998, Talisman had a foreign exchange gain of approximately $500, which was included in Talisman's results from operations. During the period ended December 31, 1999, Talisman experienced a foreign exchange gain of $35,279 which was included in the results from operations of gains on U.S. sales/receivables and funds on deposit, offset by losses on U.S. purchase/payables from U.S. dollar suppliers. Currently, a majority of revenues from sales are in U.S. dollars and a majority of expenses from goods purchased for resale are purchased in U.S. dollars. Since Talisman is based in Ontario, Canada, approximately 90% of Talisman's combined operational and selling, general and administrative expenses for the period ended December 31, 1999, were incurred in Canadian dollars. Variations in the value of the Canadian dollar, as compared to the value of the U.S. dollar, could adversely effect Talisman's results.

STOCK BASED COMPENSATION

         We account for our stock options and warrants under APB Opinion 25. If Talisman was required to account for the stock options and warrants using the fair value method, the net loss for the year ended December 31, 1999 would have increased by $35,274. Such amounts represent the fair value of options and warrants at the time they vested. Since some of the options vest over a period of time there will be future charges to income with respect to the options granted in 1999 of $295,000 over the next 7 years. There were no employee stock options or warrants issued which vested during 1998.

INFLATION

         Talisman has experienced minimal impact from inflation and changing prices on its net sales and on its income from continuing operations for the periods it has been engaged in business.

LIQUIDITY AND CAPITAL RESOURCES

         Prior  to  the   completion   of  the  share   exchange  with  Talisman
International, Talisman had limited working capital and its prospects were severely limited. Upon completion of the share exchange, Talisman International became a wholly-owned subsidiary of Talisman. Up until the completion of the share exchange, Talisman International had sustained its operations from its inception (September 26, 1996) primarily from the sale of equity. Specifically, from September 1996 to immediately prior to the share exchange (September 1997), Talisman International sold (i) 428,371 shares of common stock for an aggregate of Cdn.$1,518,264 in cash, (ii) 50,000 shares of common stock for machinery and equipment having a fair market value of Cdn.$200,000 and inventory having a fair market value of Cdn.$50,000 and (iii) 3,300 Class A Special shares for machinery and equipment having a fair market value of Cdn.$2,300,000 and technological and intellectual property having a fair market value of Cdn.$1,000,000 for Canadian GAAP purposes. It should be noted, however, that no value has been ascribed to the technological and intellectual property assets for U.S. GAAP purposes. International also had operating credit facilities (both term and revolving) from the Hongkong Bank of Canada, such facilities being secured by all the assets of International.

         Subsequent to the completion of the share exchange, Talisman sold an additional 542,787 shares of common stock for an aggregate of Cdn.$3,293,208 in cash. Of this new equity, Cdn.$2,395,000 was provided by Talisman Partners, a private investment partnership, through the completion of two separate private placements. For a complete description of the private placement completed with Talisman Partners, see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The proceeds of such financings were used by Talisman (i) to pay approximately Cdn.$670,000 owing to a prior short term secured lender to Talisman, (ii) to expand Talisman's battery manufacturing capabilities and (iii) for general working capital purposes.

         From December 1998 through March 1999, Talisman completed a $700,000 convertible note financing. The notes were converted into securities of Talisman in connection with the first closing of Talisman's private placement offering which was completed in March 1999. For a complete description of the private placement completed in March 1999, see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." The holders of the notes also received warrants to acquire an aggregate of 72,465 shares of common stock of Talisman exercisable at $7.50 per share.

         In July 1999, Talisman established new financing arrangements with General Electric Capital Canada Inc. In connection with the implementation of such new facilities, Talisman paid out, in full, its previous secured lender, Canadian Imperial Bank of Commerce. The financing facilities provided by General Electric Capital currently consist of (1) a Cdn.$940,800 term loan; (2) a revolving credit line of up to Cdn.$7,500,000, and (3) a "capex" loan of up to Cdn.$2,059,200. The term loan is due and payable on or before June 30, 2002. Interest charged on the General Electric Capital facilities is, (i) with respect to funds advanced in Canadian dollars, calculated at the average rate per annum established by the Royal Bank of Canada as its discount rate for 30-day Canadian bankers acceptances plus 4.0% per year, and (ii) with respect to funds advanced in U.S. dollars, the latest rate for 30-day dealer placed commercial paper, which normally is published in the "Money Rates" section of the Wall Street Journal. Furthermore, all indebtedness of Talisman under the General Electric Capital facilities is secured by Talisman's assets.

         In November 1999, Talisman borrowed $350,000 from Kevin Kimberlin pursuant to a promissory note in the principal amount of $350,000, bearing interest at an annual rate of 10%, and due on February 17, 2000. Such loan was converted into 70,000 shares of common stock at $5.00 per share simultaneously with Talisman's January 2000 public offering.

         Talisman's working capital deficit at December 31, 1999 was ($5,394,039). The negative working capital primarily represents the indebtedness incurred in connection with a private placement offering completed in June 1999. The private placement offering, which was completed with Spencer Trask Securities, Inc. as placement agent, resulted in the sale of an aggregate of
50.72985  units  solely to U.S.  investors  for gross  proceeds  to  Talisman of

$5,174,472.70 (such proceeds being inclusive of the $700,000 raised from December 1998 through March 1999 described above). The units consisted of an aggregate of (1) $5,073,135 principal amount of 8% convertible promissory notes, and (2) 1,014,627 warrants to purchase shares of common stock, which warrants are exercisable at $7.50 per share. In connection with such closings, Spencer Trask received a placement fee equal to 10% of the aggregate purchase price of the securities sold by it, plus a non-accountable expense allowance equal to three percent of the aggregate purchase price of the securities sold and a warrant, granted by Talisman for $1.00 consideration, to purchase an amount of common stock equal to 20% of the common stock sold in the offering at an exercise price equal to 120% of the price of the common stock sold. Additionally, upon the first closing of the offering, Talisman entered into (1) an agreement whereby Spencer Trask was granted a right of first refusal to act as underwriter or agent for any proposed private or public offering of Talisman's securities by Talisman or by any of its principal stockholders, and
(2) a non-exclusive finder's agreement pursuant to which Spencer Trask is entitled to receive a fee based upon a percentage of the value of any business combination or financing arrangement, including but not limited to a merger or purchase of assets, which is introduced to Talisman by Spencer Trask. In accordance with the non-exclusive finder's agreement, a fee in the amount of $200,000 was paid to Spencer Trask Securities, Inc. for arranging the financing with General Electric Capital Canada Inc.

         In January 2000, we completed a public offering in which we sold a total of 900,000 shares of common stock at a price of $5.00 per share. The public offering, which was completed with Capital West Securities, Inc. and Institutional Equity Corporation, as underwriters, resulted in the realization of aggregate gross proceeds of $4,500,000. In addition, simultaneously with the listing of our common stock on the Nasdaq SmallCap Market, the outstanding 8% convertible promissory notes that were sold in our previous private placement offering were automatically converted into an aggregate of 1,014,627 shares of common stock, thereby resulting in a decrease in the current portion of our long term debt and an increase in our working capital. After giving effect to the approximately $3,605,000 of net proceeds realized from our public offering, and the conversion of our debt simultaneously therewith, our pro forma working capital would be approximately $2,822,594.

         Except for the existing financing arrangements with General Electric Capital Canada Inc., Talisman has no other current arrangements in place with respect to financing. If additional financing arrangements are not obtained, we may be unable to fully fund our operations, pursue our business strategy, take advantage of new opportunities, develop or enhance our products, or respond to competitive pressures and financial or marketing hurdles. Such inability could have a materially adverse effect on Talisman's business, operating results and financial condition. Moreover, the estimated cost of the proposed expansion of our production and marketing activities is subject to numerous uncertainties, including the problems, expenses, difficulties, complications and delays, many of which are beyond our control, frequently encountered in connection with the establishment and development of new business activities, and may be affected by the competitive environment in which we are operating. Accordingly, there can be no assurance that we will complete the proposed expansion of our production and marketing activities described herein.

         Talisman's management believes that upon full implementation of Talisman's business plan, sufficient revenues will be generated to meet operating requirements. However, no assurance can be given that such goal will be obtained or that any expected revenues will be realized.

YEAR 2000

         Our business was not adversely impacted by information technology issues related to Year 2000.

         We have not, to date, encountered any long-term Year 2000 problems from our customers, most of which are major retail corporations. Any loss of information or data by such customers can be easily replaced by Talisman manually providing them with relevant information. Except for three single sourced vendors, Talisman utilizes multiple suppliers from whom we obtain the raw materials which are used in the manufacturing process. Talisman intends to monitor carefully these sources and carry additional inventory until the end of the first quarter of Year 2000.

            With the exception of the cost that we incurred for replacing nine personal computers, we did not incur any additional costs in connection with implementing solutions to year 2000 issues that had a material impact on our financial results or position.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The response to this item is set forth at the end of this report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The directors and executive officers of the Company are as follows:

James A. Ogle                       53      President, Chief Executive Officer & Director
Norman R. Proulx                    52      Chairman of the Board
Garry J. Syme                       49      Senior Vice-President, Manufacturing
Thomas O'Dowd                       40      Vice-President & Chief Financial Officer
Duncan C. MacFadyen                 47      Vice-President, Finance & Controller
Randy O. Curtis                     43      Vice-President, Global Marketing & Canada Sales
Christian H. Bunger                 54      Vice-President, Sales--U.S.
James C. McGavin                    57       Director
Donald L. Matheson                  50      Director
Thomas A. Fenton                    39       Director

         Set forth below is a brief background of the executive officers and directors of the Company, based on information supplied by them.

     JAMES A. OGLE, 53, has been the President, CEO, and a director of Talisman since January 21, 1999. Prior thereto, from January 1998 to January 1999, Mr. Ogle was Vice President of Operations for U.S. Industries, Inc., Elger Plumbingware/U.S. Brass Division, a leading manufacturer of bath and kitchen china and cast iron fixtures. From 1992 to 1997, Mr. Ogle was Senior Vice President, Operations, for Tyco Toys, Inc., a leading international toy manufacturer and distributor. From 1989 to 1992, Mr. Ogle was Vice President, Operations for Wilkinson Sword, Inc., an international producer of shaving products and disposable lighters. From 1978 to 1989, Mr. Ogle held various positions with BIC Corporation, a leading producer of disposable pens, razors and disposable lighters. Prior thereto, Mr. Ogle held various positions with General Motors Corporation. Mr. Ogle obtained an Executive MBA from the University of New Haven.

     NORMAN R. PROULX, 52, is the Chairman of the Board of Talisman. Mr. Proulx was first appointed a director of Talisman in August 1998. From December 1998 through January 1999, Mr. Proulx was the interim President and CEO of Talisman replacing the former President and CEO, David R. Guy. Since March 1998, Mr. Proulx has been a managing director of Spencer Trask Securities Incorporated, a New York based venture capital investment firm that provides financial and operational support to start-up and early-stage companies. In such position, Mr. Proulx concentrates his efforts on consumer products and retailing. In 1997, Mr. Proulx was a managing director of the Cortec Group ("Cortec"), a private New York equity investment firm which makes controlling investments in middle-market manufacturing and distribution businesses. In connection with same, Mr. Proulx was responsible for overseeing Cortec's investment in Gemeinhardt, Inc., a US based company which is a market leader in the manufacture and distribution of flutes and piccolos. Mr. Proulx was also responsible for overseeing Cortec's investment in Manco Products, Inc., a US based company which is a leading designer and manufacturer of fun karts. From 1990 to 1996, Mr. Proulx was President and CEO of Seymour Housewares Corporation of Seymour, Indiana, a leading manufacturer of ironing boards. Prior thereto, Mr. Proulx was, from 1984 to 1990, the President, North America of Wilkinson Sword Limited. Prior thereto, Mr. Proulx held different positions from 1969 to 1984 with Scripto/Wilkinson Sword and The Gillette Company. Mr. Proulx obtained his Bachelor of Science, Business Administration degree from Boston College in 1969.

     GARRY J. SYME, 49, is the Senior Vice President, Manufacturing of Talisman and has been since September 1997. Between August 1996 and September 1997, Mr. Syme was the Senior Vice President Operations for International, Talisman's wholly-owned subsidiary. Prior thereto, Mr. Syme was the Vice President Operations, from January 1996 to August 1996, at Infinity Plus Battery Corporation of Mississauga, Ontario. Prior thereto, from 1992 to 1995, Mr. Syme was President of GJS International Inc., a company providing consulting advice to major battery manufacturers. In such capacity, Mr. Syme was responsible for the development of manufacturing facilities for Cegasa (Spain), Power Plus Battery Corporation (United States), Euram (Europe), Infinity Plus (Canada) and two facilities in the Peoples Republic of China. In addition, Mr. Syme was retained as President of Power Plus of America Inc. to implement a 100,000 sq. ft. $20 U.S. million dollar manufacturing plant in Georgia, USA. Mr. Syme has also spent approximately 20 years with Duracell, 8 years of which were with the Duracell U.S. R&D Centre and 12 of which were with Duracell Canada Inc. of Mississauga, Ontario.

     THOMAS O'DOWD, 40, is Vice President and Chief Financial Officer of Talisman and has been since July 1999. From August 1992 to June 1998, Mr. O'Dowd was a Financial Analyst for Seymour Housewares Corporation, the world's largest manufacturer of ironing boards and covers and pads. From October 1990 to August 1991, Mr. O'Dowd was a Senior Auditor for Forstman Little & Co. From April 1986 to September 1990, Mr. O'Dowd held senior level accounting positions for two subsidiaries of GenCorp, a $3 billion Fortune 100 conglomerate. From June 1981 to March 1986, Mr. O'Dowd was a Corporate Audit Supervisor for AMF Incorporated. Mr. O'Dowd obtained a B.S. in Accounting from Marist College.

     DUNCAN C. MACFADYEN, 47, is Vice President Finance of Talisman and has been since October 1, 1997. Prior thereto, Mr. MacFadyen was, from September 1996 to September 1997, a financial planer with Investors Group, a Canadian based financial planner and mutual fund company. Prior thereto, from May 1991 to
September 1996, Mr. MacFadyen was comptroller for Glen Oak Inc., a wholesale supplier of various consumer products including "Bossman" batteries and flashlights. Mr. MacFadyen obtained a C.M.A. and B.A. from the University of Waterloo.

     RANDY O. CURTIS, 43, is Vice President of Global Marketing and Canadian Sales of Talisman, since May 1999. From January 1997 to April 1998, Mr. Curtis was a Principal at R.O. Curtis Associates Inc. From February 1992 to December 1997, Mr. Curtis was Managing Director for Eveready de Mexico. From November 1979 to January 1992, Mr. Curtis held senior level positions at Eveready Canada. Mr. Curtis obtained a degree in Industrial Engineering Technology from Ryerson Polytechnical Institute.

     CHRISTIAN H. BUNGER, 54, has been the Vice President of Sales--U.S., since January 1999. Since 1992, Mr. Bunger has been the Southeast Regional Manager (Atlanta, Georgia) for the Eveready Battery Company, a subsidiary of the Ralston Purina Corporation. From 1986 through 1992, Mr. Bunger was the South East Division Manager (Atlanta, Georgia) of the Eveready Battery Company and from 1980 through 1986 he had held the title of South Central Division Manager(Atlanta, Georgia). Mr. Bunger joined the Eveready Battery Company in 1974 as a Manager of National Accounts (New York, New York) and has also held positions of Product Manager as well as District Manager and merchandising positions in Portland Oregon, Boston Massachusetts and Providence Rhode Island. Mr. Bunger obtained a B.B.A. from Tulane University.

     JAMES C. MCGAVIN, 57, is the President and a major shareholder of Burlington Stamping Inc. of Burlington, Ontario and has been since December 1981. BSI manufacturers small deep drawn shells and stampings principally sourcing the alkaline, rechargeable, military and OEM battery cell markets. Prior to founding Burlington, Mr. McGavin was a partner in the public accounting firm Ward Mallette (now BDO Dunwoody Ward Mallette) for approximately 10 years. Mr. McGavin obtained his Chartered Accountant designation in 1970.

     DONALD L. MATHESON, 50, a director of Talisman, is the President of Imark Corporation (a Toronto Stock Exchange listed company) and has been since August 1997. Prior thereto, Mr. Matheson was, from December 1994 to July 1997, Vice President Finance and Chief Financial Officer of Imark Corporation. Prior thereto, Mr. Matheson was, from January 1992 to December 1994, the Director of Finance for a heating and air-conditioning business operated through Clare Brothers of Cambridge, Ontario. Mr. Matheson is also an officer and director of Animazing Entertainment Inc., a childrens entertainment company.

     THOMAS A. FENTON, 39, a director of Talisman, is a partner in the Toronto based law firm of Aird & Berlis and has been since June, 1997. Prior thereto, Mr. Fenton was a partner in another Toronto based law firm and prior thereto, an associate with such firm. His practice encompasses corporate and securities law. Mr. Fenton acquired his LL.B. degree from the University of Western Ontario in 1986 and was called to the Bar in Ontario in 1988. Mr. Fenton is a director of a number of public and private companies.

     The term of office of each Director is until the next annual meeting of stockholders and until a successor is elected and qualified or until the Director's earlier death, resignation or removal from office. Executive Officers hold office until their successors are chosen and qualified, subject to earlier removal by the board of directors.

AUDIT COMMITTEE

     The Board of Directors has established an Audit Committee consisting of Donald L. Matheson, Thomas A. Fenton and James C. McGavin, all of whom are directors who are not salaried officers of the Company. The purpose of the Audit Committee is to review the results and scope of the audit and other services provided by Talisman's independent accountants, and to provide general oversight of legal compliance and potential conflict of interest matters.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 1999, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 1999, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10.          EXECUTIVE COMPENSATION.

         The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer, and the Company's Senior Vice-President, Manufacturing, for services rendered in all capacities to the Company for the fiscal period ended December 31, 1999. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year:

                                             ANNUAL COMPENSATION                              LONG-TERM COMPENSATION

                                                                                   AWARDS                           PAYOUTS
                                                               OTHER
                                                               ANNUAL        RESTRICTED  SECURITIES                       ALL OTHER
NAME AND PRINCIPAL                                             COMPENSATION    STOCK     UNDERLYING      LTIP PAYOUTS    COMPENSTION
POSITION                    YEAR    SALARY ($)      BONUS ($)  IOM ($)         AWARD     OPTIONS/SARS (#)       ($)           ($)
                                                                                         ----------------       ---           ---
JAMES A. OGLE, PRESIDENT
AND CHIEF EXECUTIVE
OFFICER                     1999    $262,052(1)      -         70,285 (2)        -            5,069              -            -

GARRY SYME, SENIOR-VICE
PRESIDENT                   1999    $119,316         -         10,216 (3)        -            2,765              -            -


----------------

     (1) Includes a tax gross up as per Mr. Ogle's employment agreement with Talisman.

     (2) Represents $4,357 in car allowance, $443 in car insurance and $4,071 in insurance benefits paid to Mr. Ogle pursuant to his employment agreement with the Company. Also includes $61,414 in moving expenses.

     (3) Represents $6,752 in car allowance, $759 in car insurance and $2,705 in insurance benefits paid to Mr. Syme pursuant to his employment agreement with the Company.

     The following table shows the option grants to the named executive officers during fiscal year ended December 31, 1999:

                                                                      Option Grants in Last Fiscal Year
                                                                              (Individual Grants)

                                                            Percent of Total
                                  Number of Common Stock   Options Granted to
                                   Underlying Options         Employees in        Exercise Price
Name                                     Granted               Fiscal Year          ($/Share)        Expiration Date
                                                                                                      10 Years from
James A. Ogle                             5,069                   44.5%              CDN$1.25         date of grant
                                                                                                      10 years from
Garry Syme                                2,765                   24.3%              CDN$1.25         date of grant

         The following table shows the value at December 31, 1999 of unexercised options held by the named executive officers:

                 Aggregated Option Exercises in Last Fiscal Year
                        And Fiscal Year-end Option Values

                                                                 Number of Securities
                                     Shares                     Underlying Unexercised        Value of Unexercised
                                    Acquired       Value              Options at            In-the-Money Options at
                                       On         Realized       Fiscal Year-end (#)          Fiscal Year-end ($)
Name                              Exercise (#)      ($)       Exercisable/Unexercisable    Exercisable/Unexercisable
----                              ------------   -  ----      -------------------------    -------------------------

James A. Ogle                          -             -              5,069/77,886(1)           $12,799/ $196,662(2)


----------------
(1) Represents presently exercisable options to purchase 5,069 shares of common stock at CDN$1.25 per share, and unexercisable options to purchase 77,886 shares of common stock at CDN$1.25 per share.

(2) As of December 31, 1999, there was no public market for Talisman's common stock. On January 13, 2000, Talisman completed a public offering of its common stock. Accordingly, the values presented assume a fair market value of $3.375 per share of common stock which is the closing price for the Company's common stock on March 1, 2000.

(3) Represents presently exercisable options to purchase 2,765 shares of common stock at CDN$1.25 per share, and unexercisable options to purchase 38,712 shares of common stock at CDN$1.25 per share.

EMPLOYMENT AGREEMENTS

         On January 4, 1999, James Ogle entered into an employment agreement with Talisman pursuant to which Mr. Ogle has been retained as the President and Chief Executive Officer of Talisman. The term of the employment agreement commenced on January 21, 1999 and continues until December 31, 2002; provided, however, that the termination date may be extended for an additional one year period at each anniversary of Mr. Ogle's employment agreement dated January 21, 1999. Pursuant to the employment agreement, Mr. Ogle will receive an annual salary of $182,000 based on the exchange rate in effect on January 21, 1999. The exchange rate upon which Mr. Ogle's annual salary is based shall be adjusted as of June 14 and December 14 of each year during Mr. Ogle's employment by Talisman. Mr. Ogle will also receive a bonus of a maximum of 50% of one year's base salary, which bonus shall be payable within 30 days of the completion of the audit of Talisman's financial statements, provided Talisman achieves financial objectives as determined by the Talisman's board of directors. The employment agreement also provides for additional compensation and/or benefits to be paid or provided to Mr. Ogle as follows:

    - On the first anniversary of January 21, 1999, Mr. Ogle shall receive an additional bonus, to be paid in the form of shares of the Talisman's common stock, in an amount equal to $45,000. The shares are to be valued at the price per share at the close of the January 20, 1999 trading day.

    - On the first anniversary of January 21, 1999, Mr. Ogle shall also be obligated to purchase from Talisman shares of common stock having a total market value on January 21, 1999 equal to $55,000 and Talisman has agreed to loan Mr. Ogle the necessary funds to purchase such shares.

    - Talisman shall pay Mr. Ogle a tax adjustment in an amount equal to the amount by which the actual income taxes to be paid by Mr. Ogle exceed his hypothetical United States income tax (assuming certain deductions to which he would be entitled to) if he were living in Texas.

    - Mr. Ogle shall be granted options to purchase shares of Talisman's common stock equal to 5% of Talisman's total outstanding shares as of January 21, 1999 (on a fully diluted basis), which options shall be exercisable at a price equal to Cdn.$1.25 (which price is equal to 25% of the average of the high bid and low asked prices per share on the Canadian Dealing Network on January 21, 1999). The exercisability and vesting of such options are subject to certain conditions, including, but not limited to
      (i) Mr. Ogle's continued employment by Talisman, (ii) the achievement of specified levels of annual performance to be established by the board of directors, and (iii) the achievement of specified levels of investor returns. The employment agreement also provides that in the event that Mr. Ogle exercises any of the options while he is employed by Talisman, Talisman shall loan him the amount of the exercise price for the options at an interest rate equal to the applicable federal rate, such loan to be repaid within six months of the exercise of the options. The note shall be forgiven in the event that Mr. Ogle remains in the employment of Talisman for a period of at least six months following the exercise of the options or his employment is terminated as a result of death, disability or other termination entitling Mr. Ogle to severance under the terms of the employment agreement.

    - Mr. Ogle is entitled to participate in any benefit plans extended to Talisman's employees or executives.

    - Mr. Ogle is entitled to receive reimbursement for all reasonable expenses incurred by him in the course of his employment by Talisman.

The Employment Agreement may be terminated (i) by Talisman for cause; (ii) at any time by Talisman, without cause, by paying to the employee up to a maximum of his then current base salary and the annual bonus to be paid in an amount pro-rated through the date of termination calculated as if all performance goals for the year have been achieved; or (iii) at any time by the employee upon written notice. The employment agreement also contains a prohibition against competing with Talisman for a period of one year after the termination of the agreement and soliciting customers or employees from Talisman for a period of two years after the termination of the agreement.

     On January 6, 1999, Garry J. Syme entered into an employment agreement with Talisman. Mr. Syme has been retained as the Senior Vice President, Manufacturing of Talisman. The term of his employment agreement is until January 4, 2002, and thereafter, is renewable for successive one year terms. Pursuant to the employment agreement, Mr. Syme will receive an annual salary of Cdn. $150,000, which shall be reviewed annually, and Mr. Syme shall be entitled to receive a bonus up to a maximum of 40% of his annual base salary, payable within 30 days of the completion of the audit of Talisman's financial statements, provided Talisman achieves financial objectives as determined by Talisman's board of directors. The employment agreement also provides for additional compensation and/or benefits to be paid or provided to Mr. Syme as follows:

    - Mr. Syme shall be granted options to purchase shares of Talisman's common stock equal to 2% of Talisman's total outstanding shares as of January 21, 1999 (on a fully diluted basis), which options shall be exercisable at a price equal to Cdn.$1.25 (which price is equal to 25% of the average of the high bid and low asked prices per share on the Canadian Dealing Network on January 21, 1999). The exercisability and vesting of such options are subject to certain conditions, including, but not limited to
      (i) Mr. Syme's continued employment by Talisman, (ii) the achievement of specified levels of annual performance to be established by the board of directors, and (iii) the achievement of specified levels of investor returns. The employment agreement also provides that in the event that Mr. Syme exercises any of the options while he is employed by Talisman, Talisman shall loan him the amount of the exercise price for the options at an interest rate equal to the applicable federal rate, such loan to be repaid within six months of the exercise of the options. The note shall be forgiven in the event that Mr. Syme remains in the employment of Talisman for a period of at least six months following the exercise of the options or his employment is terminated as a result of death, disability or other termination entitling Mr. Syme to severance under the terms of the employment agreement.

    - Mr. Syme is entitled to participate in any benefit plans extended to Talisman's employees or executives.

         The  employment  agreement may be terminated (i) by Talisman for cause;
(ii) at any time by Talisman, without cause, by paying to the employee a maximum of one year's current annual salary; or (iii) at any time by the employee upon written notice. The employment agreement also contains a prohibition against competing with Talisman for a period of one year after the termination of the agreement.

         On January 7, 1999, Christian H. Bunger entered into an employment agreement with Talisman. Mr. Bunger has been retained as Vice President, Sales--U.S. of Talisman. The term of the employment agreement commenced on January 25, 1999. Pursuant to the employment agreement, Mr. Bunger will receive an annual salary of $75,000, which shall be reviewed annually, and Mr. Bunger shall be entitled to receive a bonus up to a maximum of 35% of his annual base salary at the end of each calendar year. The bonus award will be based on the attainment of profitability targets and other objectives approved by the board of directors. The employment agreement also provides for additional compensation and/or benefits to be paid or provided to Mr. Bunger as follows:

    - Mr. Bunger shall be granted options to purchase shares of Talisman's common stock equal to 1.5% of Talisman's total outstanding shares as of January 21, 1999 (on a fully diluted basis), which options shall be exercisable at a price equal to Cdn.$1.25 (which price is equal to 25% of the average of the high bid and low asked prices per share on the Canadian Dealing Network on January 21, 1999). The exercisability and vesting of such options are subject to certain conditions, including, but not limited to (i) Mr. Bunger's continued employment by Talisman, (ii) the achievement of specified levels of annual performance to be established by the board of directors, and (iii) the achievement of specified levels of investor returns. The employment agreement also provides that in the event that Mr.

      Bunger exercises any of the options while he is employed by Talisman, Talisman shall loan him the amount of the exercise price for the options at an interest rate equal to the applicable federal rate, such loan to be repaid within six months of the exercise of the options. The note shall be forgiven in the event that Mr. Bunger remains in the employment of Talisman for a period of at least six months following the exercise of the options or his employment is terminated as a result of death, disability or other termination entitling Mr. Bunger to severance under the terms of the employment agreement.

    - Mr. Bunger is entitled to receive a car allowance of $600 payable on the first day of each month.

         The  employment  agreement may be terminated (i) by Talisman for cause;
(ii) at any time by Talisman, without cause, by paying to the employee a maximum of six months severance pay; or (iii) at any time by the employee upon written notice. The employment agreement also contains a prohibition against competing with Talisman for a period of six months after the termination of the agreement.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of March 1, 2000, certain information concerning beneficial ownership of shares of Common Stock with respect to (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group:

                           Name and                                                      Percentage of
                          Address of                                                     Common
                       Beneficial Owner                         Amount Owned*            Stock**
                       ----------------                         -------------            -------------
       Kevin Kimberlin                                   896,416 (1)                          26%
       New York, New York

       Norman R. Proulx                                  74,272 (2)                           2.4%
       New York, New York

       James A. Ogle                                     5,993 (3)                             **
       Burlington, Ontario

       Garry J. Syme                                     43,121(4)                            1.4%
       Mississauga, Ontario

       James C. McGavin                                  28,046 (5)                            **
       Burlington, Ontario

       Donald L. Matheson                                4,046 (6)                             **
       Toronto, Ontario

       Thomas A. Fenton                                  4,092 (7)                             **
       Mississauga, Ontario

       John E. Aderhold                                  400,000 (8)                         12.2%
       Atlanta, Georgia

       Directors and Officers as a                       165,841(9)                           5.4%
       Group (9 persons)
------------------

* Percentages are based upon the assumption that the named shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns. The information with respect to shares owned beneficially by those named above not being within the knowledge of Talisman, has been furnished by each shareholder respectively.

Unless otherwise provided herein, Talisman believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

* * Less than One Percent.

(1) Includes (i) 362,332 shares owned by Kimberlin Family Partners LP and 50,876 shares owned by Spencer Trask Securities, Inc., (ii) 362,332 shares and 50,876 shares which may be issued pursuant to options owned by Kimberlin Family Partners LP and Spencer Trask Securities, Inc., respectively, which options are currently exercisable, and (iii) 70,000 shares of common stock which was issued upon conversion of a $350,000 promissory note concurrently with Talisman's Public offering.

(2) Includes 35,613 shares which may be issued pursuant to options owned by Mr. Proulx, which options are currently exercisable.

(3) Includes 5,993 shares which may be issued pursuant to options issued to Mr. Ogle under the 1999 Senior Executive Stock Option Plan, which options are currently exercisable. Does not include an additional 76,961 shares which may be issued pursuant to options issued to Mr. Ogle under the 1999 Senior Executive Stock Option Plan, which options are not currently exercisable.

(4) Includes (i) 3,902 shares which may be issued pursuant to options issued to Mr. Syme under the 1997 Stock Option Plan, and (ii) 3,220 shares which may be issued pursuant to options issued to Mr. Syme under the 1999 Senior Executive Stock Option Plan, all of which options are currently exercisable. Does not include an additional 38,257 shares which may be issued pursuant to options issued to Mr. Syme under the 1999 Senior Executive Stock Option Plan, which options are not currently exercisable.

(5) Includes 20,000 shares which may be issued pursuant to options owned by Mr. McGavin, which options are currently exercisable.

(6) Includes 1,000 shares which may be issued pursuant to options owned by Mr. Matheson, which options are currently exercisable.

(7) Includes (i) 3,046 shares of common stock own by Aird & Berlis, Barristers & Solicitors, in which Mr. Fenton is a member, and (ii) 1,000 shares which may be issued pursuant to options owned by Mr. Fenton, which options are currently exercisable.

(8) Includes 200,000 shares to be issued upon the exercise of outstanding class A common stock purchase warrants held by Mr. Aderhold.

(9) Includes 35,613 shares which may be issued pursuant to options beneficially owned by Norman R. Proulx, which options are currently exercisable, (ii) 3,902 shares which may be issued pursuant to options owned by Garry Syme, which options are currently exercisable, (iii) 20,000 shares which may be issued pursuant to options owned by James C. McGavin, which options are currently exercisable, (iv) 1,000 shares which may be issued pursuant to options owned by Donald L. Matheson, which options are currently exercisable, (v) 1,000 shares which may be issued pursuant to options owned by Thomas A. Fenton, (vi) 470 shares owned by Duncan C. MacFadyen and 4,000 shares which may be issued pursuant to options owned by Duncan C. MacFadyen, (vii) 5,991 shares which may be issued pursuant to options owned by James A. Ogle, which options are currently exercisable, and (viii) 3,226 shares which may be issued pursuant to options owned by Garry J. Syme, which options are currently exercisable and (ix) 1,797 shares which may be issued pursuant to options owned by Christian H. Bunger, which options are currently exercisable. Does not include (i) an additional 76,964 shares which may be issued pursuant to options issued to Mr. Ogle, which options are not currently exercisable,(ii) an additional 38,251 shares which may be issued pursuant to options issued to Mr. Syme, which options are not currently exercisable, (iii) an additional 23,089 shares which may be issued pursuant to options issued to Mr. Bunger, which options are not currently exercisable.

Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Thomas A. Fenton, LL.B., a director of Talisman, is a partner of the Toronto based law firm Aird & Berlis, Barristers and Solicitors, which is Canadian legal counsel to Talisman. During the fiscal period ended December 31, 1998, Talisman paid to Aird & Berlis Cdn.$66,425 in consideration of legal services performed, and during fiscal period ended December 31, 1999, Talisman paid to Aird & Berlis Cdn.$118,590 in consideration of legal services performed.

         James C. McGavin, a director of Talisman, is a director, officer and shareholder of Burlington Stamping Inc., a key supplier to Talisman. During fiscal period ended December 31, 1998, Talisman paid to Burlington Stamping an aggregate of approximately $34,246 in consideration of battery cans manufactured and sold by Burlington Stamping to Talisman, and during fiscal period ended December 31, 1999, Talisman paid to Burlington Stamping an aggregate of approximately $129,333 for battery cans. Talisman further paid to James C. McGavin during the fiscal year ended December 31, 1998, Cdn.$6,480 in consideration of a car allowance. During fiscal year ended December 31, 1999, Talisman paid to James C. McGavin Cdn.$6,510.46 consisting of (1) Cdn.$6,480 car allowance; and (2) Cdn.$30.46 in Director's fees.

         On January and March 1998, Garry J. Syme exercised warrants to acquire 16,098 common shares, in aggregate, for gross cash consideration of Cdn.$104,098 and Cdn.$160,500 in property and equipment.

         On August 5, 1998, Talisman raised Cdn.$1,495,000 in connection with a private offering of 263,504 shares of Talisman's common stock and warrants to purchase an additional 263,504 shares of common stock at an exercise price of Cdn.$7.50 per share, with Talisman Partners. Prior to the private offering with Talisman Partners, there was no affiliation between Talisman and Talisman Partners. Talisman Partners is a private investment partnership located in New York, New York. Effective with the completion of the private offering, Norman R. Proulx, the appointed nominee of Talisman Partners, became a director of Talisman. Effective December 4, 1998, Mr. Proulx was appointed Talisman's interim President and Chief Executive Officer. Mr. Proulx was a partner with a minority interest in Talisman Partners and an employee of Spencer Trask Securities Inc., a securities dealer based in New York, New York. Talisman Partners was majority owned by the Kevin Kimberlin Partnership, L.P., a New York limited partnership, which was controlled by Kevin Kimberlin, Chairman of Spencer Trask, and minority owned by certain other Spencer Trask employees.

         On October 19, 1998, Talisman raised a further Cdn.$900,000 in connection with a private offering of 240,000 shares of Talisman's Common stock and warrants to purchase an additional 240,000 shares of Common stock at an exercise price of Cdn.$5.00 per share, with Talisman Partners.

         From December 1998 to March 1999, Talisman sold an aggregate of $700,000 of 8% convertible promissory notes to nineteen persons. The principal amount of the notes were converted into securities of Talisman in connection with the completion of the first closing of Talisman's private placement offering with Spencer Trask in March 1999. The holders of the notes, which have now been converted into equity as a result of our January 2000 public offering, also received warrants to acquire an aggregate of 72,465 shares of common stock of Talisman exercisable at $7.50 per share.

         During 1998, shareholders transferred 45,000 common shares to individuals in exchange for machinery and professional services, the value of which $309,233 was contributed to capital. This was adjusted to 40,000 common shares with a value of $284,233 in 1999 in connection with the settlement of a dispute.

         On January 4, 1999, Talisman entered into an employment agreement with James A. Ogle, a senior officer of Talisman. For a complete description of the terms and conditions of the employment agreement between Talisman and Mr. Ogle, see "Management--Employment Contracts."

         On January 6, 1999, Talisman entered into an employment agreement with Garry J. Syme, a senior officer of Talisman. For a complete description of the terms and conditions of the employment agreement between Talisman and Mr. Syme, see "Management--Employment Contracts."

         On January 7, 1999, Talisman entered into an employment agreement with Christian H. Bunger, an officer of Talisman. For a complete description of the terms and conditions of the employment agreement between Talisman and Mr. Bunger, see "Management--Employment Contracts."

         In March, April and June 1999, Talisman completed three closings of a private placement offering, with Spencer Trask Securities, Inc., as placement agent, in which it sold an aggregate of 50.72985 units solely to U.S. investors. The units consisted of an aggregate of (1) $5,073,135 principal amount of 8% convertible promissory notes, and (2) 1,014,627 warrants to purchase shares of common stock, which warrants are exercisable at $7.50 per share. In connection with such closings, Spencer Trask received a placement fee equal to 10% of the aggregate purchase price of the securities sold by it, plus a non-accountable expense allowance equal to three percent of the aggregate purchase price of the securities sold and a warrant, granted by Talisman for $1.00 consideration, to purchase an amount of common stock equal to 20% of the common stock sold in the offering at an exercise price equal to 120% of the price of the common stock sold. Additionally, upon the first closing of the offering, Talisman entered into (1) an agreement whereby Spencer Trask has the right of first refusal to act as underwriter or agent for any proposed private or public offering of Talisman's securities by Talisman or by any of its principal stockholders, and
(2) a non-exclusive finder's agreement pursuant to which Spencer Trask is entitled to receive a fee based upon a percentage of the value of any business combination or financing arrangement, including but not limited to a merger or purchase of assets, which is introduced to Talisman by Spencer Trask. In accordance with the non-exclusive finder's agreement, a fee in the amount of $200,000 was paid to Spencer Trask Securities, Inc.

         In November 1999, Talisman borrowed $350,000 from Kevin Kimberlin pursuant to a promissory note in the principal amount of $350,000, bearing interest at an annual rate of 10% and due on February 17, 2000. Such loan was converted into 70,000 shares of common stock at $5.00 per share simultaneously with Talisman's January 2000 public offering.

         None of the transactions with officers or shareholders of Talisman and their affiliates were made on terms less favorable to Talisman than those available from unaffiliated parties. In future transactions of this nature, Talisman will ensure that more favorable terms are not available to it from unaffiliated third parties before engaging officers or shareholders of Talisman or their affiliates. Talisman presently has four independent directors and Talisman will continue to maintain at least two independent directors on its board of directors. Transactions Talisman entered into with its officers and directors and their affiliates were unanimously approved by Talisman's board of directors, which included at least two independent directors who were uninterested with respect to each respective transaction. Such independent directors had access to Talisman's counsel at Talisman's expense. All future material affiliated transactions and loans will be made or entered into on terms that are no less favorable to Talisman than those that can be obtained from unaffiliated third parties. All future material affiliated transactions and loans, and any forgiveness of loans, will be approved by a majority of Talisman's independent directors who do not have an interest in the transactions and who had access, at Talisman's expense, to Talisman's counsel or independent legal counsel.

Item 13. EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

         (a) Exhibits are listed on the Index to Exhibits on page 31 of this report. The Exhibits required by Item 601 of Regulation S-B are listed on such Index in response to this Item and are incorporated herein by reference.

     Financial Statements required by Regulation S-X are listed in response to this Item and are set forth at the end of this report and are incorporated herein by reference.

         (b)      Reports on Form 8-K:

     None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TALISMAN ENTERPRISES INC.

                                         By:   /s/    JAMES A. OGLE
                                              ---------------------
                                                      James A. Ogle,
                                             President & Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March __, 2000                         /s/ JAMES A. OGLE
                                              -----------------
                                              James A. Ogle, President & Chief Executive Officer

Date:  March __, 2000                         /s/ NORMAN R. PROULX
                                              --------------------
                                              Norman Proulx, Chairman of the Board

Date:  March __, 2000                         /s/ THOMAS O'DOWD
                                              -----------------
                                              Thomas O'Dowd, Vice President & Chief Financial Officer

Date:  March __, 2000                         /s/ JAMES MCGAVIN
                                              -----------------
                                              James McGavin, Director

Date:  March __, 2000                         /s/ DONALD L. MATHESON
                                              ----------------------
                                              Donald L. Matheson, Director

Date:  March __, 2000                         /s/ THOMAS A. FENTON
                                              --------------------
                                              Thomas A. Fenton, Director

                                  EXHIBIT INDEX

Number                Description
------                -----------
3.1               Articles of Incorporation, as amended*
3.2               By-Laws*
4.1               Form of Underwriter's Warrants**
4.2               Form of Common Stock Certificate*
10.1              Registrant's 1997 Stock Option Plan *
10.2              1999 Senior Executive Stock Option Plan**
10.3              1999 Directors Company Stock Plan**
10.4              Employment Agreement with Gary J. Syme*
10.5              Employment Agreement with James A. Ogle*
10.6              Employment Agreement with Christian H. Bunger**
21.1              List of Subsidiaries of the Registrant**
23.1              Consent of Sichenzia, Ross & Friedman LLP **
23.2              Consent of Ernst & Young LLP**
23.3              Consent of Sichenzia, Ross & Friedman LLP**
23.4              Consent of Aird & Berlis**
27.1              Financial Data Index - Year Ended December 31, 1999


     * Incorporated by reference to the Form 20-F filed by the registrant with the Commission on January 19, 1999 under SEC File No. 0-29972.

     ** Incorporated by reference to the Registration Statement on Form SB-2 filed by the registrant on January 13, 2000 under SEC file No. 333-83123.

Talisman Enterprises Inc.

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
       [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]





                                                                                                                         Accumulated
                                                                          Number of    Class "A"   Number of             Contributed
                                                 Number of     Common     Class "A"     special    warrants   Warrants     surplus
                                                  common       shares     special       shares        #          $            $
                                                  shares         $        shares          $
------------------------------------------------------------------------------------------------------------------------------------

Balance December 31, 1997 ....................     515,956   1,338,147       3,300   1,687,083        --          --          --
Issued for exercise of warrants ..............      10,893     119,391        --          --          --          --          --
Issued for cash [net of expenses],
   services and capital assets [note 6]            503,481   1,132,749        --          --          --          --       309,233
Cumulative translation
   adjustment ................................        --          --          --          --          --          --          --
Net loss .....................................        --          --          --          --          --          --          --
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998 ....................   1,030,330   2,590,287       3,300   1,687,083        --          --       309,233
------------------------------------------------------------------------------------------------------------------------------------

Share adjustment [note 6] ....................        --          --          --          --          --          --       (25,000)
Shares issued pursuant to
   1999 Directors company
   stock plan ................................      15,230         103        --          --          --          --          --
Shares issued for professional
   services ..................................      10,000          67        --          --          --          --          --
Warrants .....................................        --          --          --          --     1,014,627     101,463        --
Cumulative transaction
   adjustment ................................        --          --          --          --          --          --          --
Net loss .....................................        --          --          --          --          --          --          --
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999 ....................   1,055,560   2,590,457       3,300   1,687,083   1,014,627     101,463     284,233
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

Talisman Enterprises Inc.

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
       [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]

(CONTINUED)
                                                           Other
                                                       comprehensive
                                                Deficit      loss           Total
                                                  $           $              $
----------------------------------------------------------------------------------------------------------

Balance December 31, 1997 .............     (964,780)      (99,082)    1,961,368
Issued for exercise of warrants .......         --            --         119,391
Issued for cash [net of expenses],
   services and capital assets [note 6]         --            --       1,441,982
Cumulative translation
   adjustment .........................         --        (106,078)     (106,078)
Net loss ..............................   (2,274,202)         --      (2,274,202)
                                                                      ----------
Balance December 31, 1998 .............   (3,238,982)     (205,160)    1,142,461
                                                                      ----------

Share adjustment [note 6] .............         --            --         (25,000)
Shares issued pursuant to
   1999 Directors company
   stock plan .........................         --            --             103
Shares issued for professional
   services ...........................         --            --              67
Warrants ..............................         --            --         101,463
Cumulative transaction
   adjustment .........................         --          52,194        52,194
Net loss ..............................   (4,040,860)         --      (4,040,860)
                                                                      ----------
Balance December 31, 1999 .............   (7,279,842)     (152,966)   (2,769,572)
                                                                      ----------

See accompanying notes