Form 10KSB/A
period 1999-12-31
TALISMAN ENTERPRISE INC
filed 2000-04-04
CIK 1076831

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                  FORM 10-KSB/A
                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Date:  March 30, 2000                         /s/ JAMES A. OGLE
                                              -----------------
                                              James A. Ogle, President & Chief Executive Officer

Date:  March 30, 2000                         /s/ NORMAN R. PROULX
                                              --------------------
                                              Norman Proulx, Chairman of the Board

Date:  March 30, 2000                         /s/ THOMAS O'DOWD
                                              -----------------
                                              Thomas O'Dowd, Vice President & Chief Financial Officer

Date:  March 30, 2000                         /s/ JAMES MCGAVIN
                                              -----------------
                                              James McGavin, Director

Date:  March 30, 2000                         /s/ DONALD L. MATHESON
                                              ----------------------
                                              Donald L. Matheson, Director

Date:  March 30, 2000                         /s/ THOMAS A. FENTON
                                              --------------------
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

                        CONSOLIDATED FINANCIAL STATEMENTS

                            TALISMAN ENTERPRISES INC.

                           December 31, 1999 and 1998
                       With Report of Independent Auditors

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
Talisman Enterprises Inc.

We have audited the accompanying consolidated balance sheets of Talisman Enterprises Inc. as at December 31, 1999 and 1998 and the related consolidated statements of loss and deficit, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Talisman Enterprises Inc. as at December 31, 1999 and 1998 and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the company has suffered recurring losses from operations and has an accumulated deficit. These conditions raise substantial doubt about the company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, Canada,                                       /s/ ERNEST & YOUNG LLP
March 9, 2000.                                             Chartered Accountants

Talisman Enterprises Inc.
Incorporated under the laws of Ontario

                           CONSOLIDATED BALANCE SHEETS
       [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]

As at December 31




                                                                         1999                1998
                                                                           $                   $
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current
Cash                                                                    16,557             16,701
Accounts receivable                                                    400,672            361,826
Inventories [note 2]                                                 1,035,006            409,180
Prepaid expenses and other assets [note 14]                            511,193             51,952
Deferred financing costs                                               366,505                 --
---------------------------------------------------------------------------------------------------------------------------
Total current assets                                                 2,329,933            839,659
---------------------------------------------------------------------------------------------------------------------------
Capital assets [note 3]                                              3,430,218          2,752,663
---------------------------------------------------------------------------------------------------------------------------
                                                                     5,760,151          3,592,322
---------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current
Bank indebtedness [note 5]                                             539,872            423,656
Accounts payable and accrued liabilities                             1,622,594            905,169
Note payable [note 4]                                                  358,003                 --
Current portion of long-term debt [notes 5 and 14]                   5,203,503            574,221
---------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                            7,723,972          1,903,046
---------------------------------------------------------------------------------------------------------------------------
Long-term debt [note 5]                                                314,640                 --
Future tax liabilities                                                 491,111            546,815
Shareholders' equity (deficiency) [statement]
Share capital [note 6]                                               4,277,540          4,277,370
Warrants                                                               101,463                 --
Contributed surplus                                                    284,233            309,233
Deficit                                                             (7,279,842)        (3,238,982)
Accumulated other comprehensive loss                                  (152,966)          (205,160)
---------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity (deficiency)                             (2,769,572)         1,142,461
---------------------------------------------------------------------------------------------------------------------------
                                                                     5,760,151          3,592,322
---------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies [notes 1 and 10]

See accompanying notes

On behalf of the Board:

                                    Director                      Director

Talisman Enterprises Inc.

                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
       [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]

Years ended December 31




                                                                         1999                1998
                                                                           $                   $
---------------------------------------------------------------------------------------------------------------------------

Revenues                                                               925,987            748,254
Operating expenses [exclusive of
   amortization shown separately below]                              2,106,909          1,487,052
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                                        (1,180,922)          (738,798)
---------------------------------------------------------------------------------------------------------------------------

Expenses
Selling, general and administrative                                  1,675,282          1,136,516
Amortization                                                           951,739            304,182
Interest and other financing charges [note 5]                          319,120             99,292
---------------------------------------------------------------------------------------------------------------------------
                                                                     2,946,141          1,539,990
---------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                            (4,127,063)        (2,278,788)
Income taxes                                                           (86,203)            (4,586)
---------------------------------------------------------------------------------------------------------------------------
Loss for the year                                                   (4,040,860)        (2,274,202)

Deficit, beginning of year                                          (3,238,982)          (964,780)
---------------------------------------------------------------------------------------------------------------------------
Deficit, end of year                                                (7,279,842)        (3,238,982)
---------------------------------------------------------------------------------------------------------------------------

Loss per share                                                           (3.87)             (3.69)
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes

Talisman Enterprises Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]

Years ended December 31



                                                                         1999                1998
                                                                           $                   $
---------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES

Loss for the year                                                   (4,040,860)        (2,274,202)
Charges to income not affecting cash
   Amortization                                                        951,739            304,182
   Future tax liabilities                                              (86,203)            (4,586)
Change in non-cash working capital items                              (424,686)           114,490
---------------------------------------------------------------------------------------------------------------------------
Cash used in operating activities                                   (3,600,010)        (1,860,116)
---------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITY
Purchase of capital assets                                            (861,274)          (286,862)
---------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Issue of convertible promissory note and warrants                    5,074,598                 --
Deferred financing costs                                              (943,111)                --
Issuance of other long-term debt                                       432,279            609,430
Repayment of other long-term debt                                     (488,472)          (325,894)
Increase (decrease) in note payable                                    347,763            (77,233)
Issue of common shares                                                     170          1,493,441
Bank indebtedness                                                       88,028            437,196
---------------------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                4,511,255          2,136,940
---------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                (50,115)                --
---------------------------------------------------------------------------------------------------------------------------

Decrease in cash during the year                                          (144)           (10,038)
Cash, beginning of year                                                 16,701             26,739
---------------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                       16,557             16,701
---------------------------------------------------------------------------------------------------------------------------

Non-cash investing activity

Contribution by shareholders of capital assets                              --             68,000
---------------------------------------------------------------------------------------------------------------------------

Non-cash financing activity

Contribution by shareholders of professional services                  (25,000)           241,233
---------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTARY INFORMATION

Cash interest paid                                                      78,969             26,431
Cash income taxes paid                                                      --                 --

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
                                                                      ----------

See accompanying notes

Talisman Enterprises Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]

December 31, 1999 and 1998



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Talisman Enterprises Inc. is a company incorporated to primarily produce premium private label alkaline batteries. The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The company has incurred significant losses and negative cash flow from operations in each of the last two years and has an accumulated deficit of $7,279,842 at December 31, 1999 [1998 - $3,238,982]. The
company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing. Management of the company has undertaken steps as part of a plan to improve operations with the goal of sustaining company operations for the next 12 months and beyond. These steps include (i) focusing sales and marketing on specific markets and customers and (ii) controlling overhead and expenses. There can be no assurance the company can attain profitable operations in the future. These consolidated financial statements do not give effect to any adjustments which would be necessary should the company be unable to continue as a going concern and therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Basis of presentation

The consolidated financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States and include certain estimates based on management's judgements. These estimates affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the year. Actual results may differ from those estimates.

For purposes of these consolidated financial statements, the company has adopted the U.S. dollar as the reporting currency. This improves investors' ability to compare the company's results with those of most other publicly traded businesses in the industry. These consolidated financial statements have been translated from Canadian dollars to U.S. dollars by translating assets and liabilities at the rate in effect at the respective balance sheet date and revenues and expenses at the average rate for the year. Any resulting foreign exchange gains or losses are recorded in accumulated other comprehensive income
(loss).

Talisman Enterprises Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Principles of consolidation

The consolidated financial statements include the accounts of the company and its wholly-owned subsidiary, Talisman International Inc.

Inventories

Inventories are valued at the lower of average cost and net realizable value.

Capital assets

Capital assets are stated at cost. Amortization is provided at rates designed to write-off the assets over their estimated useful lives at the following rates:

Production and warehouse equipment               10 years straight-line basis
Dies and molds                                   5 years straight-line basis
Furniture and fixtures                           5 years straight-line basis
Computer equipment                               3 years straight-line basis
Leasehold improvements                           Straight-line basis over the term of the lease

Revenue recognition

Revenue from the sales of products is recognized at the time title transfers, which is generally when the goods are shipped.

Loss per share

The calculation of loss per common share is based on the reported net loss divided by the weighted average number of shares outstanding during the year. The weighted average number of common shares outstanding for the year ended December 31, 1999 was 1,042,945 [December 31, 1998 - 615,581].

Talisman Enterprises Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Financial instruments

The carrying amount of cash, accounts receivable, bank operating line and accounts payable and accrued liabilities are considered to be representative of their respective fair values due to their short maturities.


The company has no derivative financial instruments or any financial instruments that potentially subject the company to concentrations of credit risk. The company is exposed to credit risk on the accounts receivable from its customers. Management has adopted credit policies in an effort to minimize those risks. At December 31, 1999, three customers accounted for 17%, 15% and 11% of the accounts receivable balance.


Income taxes

The company follows the liability method of accounting for income taxes. Under this method, future income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

2. INVENTORIES

                                                                          1999               1998
                                                                            $                  $
---------------------------------------------------------------------------------------------------------------------------

Raw materials and packaging                                              316,829          243,801
Finished goods                                                           718,177          165,379
---------------------------------------------------------------------------------------------------------------------------
                                                                       1,035,006          409,180
---------------------------------------------------------------------------------------------------------------------------

Talisman Enterprises Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]


3. CAPITAL ASSETS

                                                                           1999
                                                                       Accumulated       Net book
                                                          Cost        amortization         value

                                                            $               $                $
---------------------------------------------------------------------------------------------------------------------------

Production equipment                                     3,352,298          629,574     2,722,724
Warehouse equipment                                         48,499            7,762        40,737
Computer equipment                                          37,891           13,353        24,538
Dies and molds                                              47,358           10,742        36,616
Furniture and fixtures                                      21,905            9,180        12,725
Leasehold improvements                                     123,675           44,092        79,583
Construction in progress                                   513,295               --       513,295
---------------------------------------------------------------------------------------------------------------------------
                                                         4,144,921          714,703     3,430,218
---------------------------------------------------------------------------------------------------------------------------

                                                                           1998
                                                                       Accumulated       Net book
                                                          Cost        amortization         value

                                                            $               $                $
---------------------------------------------------------------------------------------------------------------------------

Production equipment                                     2,741,827          292,910     2,448,917
Warehouse equipment                                         32,568            3,196        29,372
Computer equipment                                          11,763            4,028         7,735
Dies and molds                                              26,112            2,968        23,144
Furniture and fixtures                                      20,657            4,525        16,132
Leasehold improvements                                      59,718           12,355        47,363
Construction in progress                                   180,000               --       180,000
---------------------------------------------------------------------------------------------------------------------------
                                                         3,072,645          319,982     2,752,663
---------------------------------------------------------------------------------------------------------------------------

Certain of the above production equipment was acquired pursuant to a s.85 rollover under Canadian tax laws. Although the equipment was recorded in the financial statements based on its fair value, it has no tax basis to the company.

Talisman Enterprises Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]


4. NOTE PAYABLE

The note payable is due to a shareholder, bears interest at 10% per annum with interest and principal due on February 17, 2000.

5. LONG-TERM DEBT AND LINES OF CREDIT

                                                                         1999                1998
                                                                           $                   $
---------------------------------------------------------------------------------------------------------------------------
Term loan, bearing interest at prime plus
  1 1/4% with monthly principal repayments of $12,500 Cdn.,
  maturing October 23, 2003, repaid in 1999                             --               474,221

Term loan, interest payable at index rate [established by the
  Royal Bank of Canada discount rate for 30-day
  Canadian bankers acceptances] plus 4% per annum
  with monthly principal repayments of $15,680 Cdn.,
  maturing July 31, 2002                                              445,008                 --

Convertible U.S. dollar promissory notes bearing
  interest at 8%, interest and principal on the note
  shall be paid in cash one year from the date
  of issuance of the note.  No interest is payable if the
  notes are converted into common shares of the company             5,073,135            100,000
---------------------------------------------------------------------------------------------------------------------------
                                                                    5,518,143            574,221
Less current portion                                                5,203,503            574,221
---------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                        314,640                 --
---------------------------------------------------------------------------------------------------------------------------

Talisman Enterprises Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]

5. LONG-TERM DEBT AND LINES OF CREDIT [continued]

The company has available revolving credit facility of $7,500,000 Cdn. which bears interest at index rate [established by the Royal Bank of Canada discount rate for 30-day Canadian bankers acceptances] plus 4%. The facility is available up to 75% on eligible accounts receivable and the lesser of $3,000,000 Cdn. or 60% of eligible inventory. At December 31, 1999, the company had utilized $779,197 Cdn. [$539,872 U.S.] of the line.

The company has pledged as security for its revolving credit facility and term loan, a first priority on all of its existing real and tangible and intangible assets of the company.

Pursuant to a confidential private placement memorandum prepared by the company dated January 28, 1999, 50.72985 units were sold to accredited investors for proceeds of approximately $5,174,000, before deducting agent fees and placement allowance and expenses of the offering which are included in deferred financing costs are being amortized over the life of the debt. Each unit consists of an 8% convertible subordinated promissory note in the principal amount of $100,000 and 20,000 Class "A" common stock purchase warrants to purchase common shares of the company until 2004. The notes are convertible into common shares at a conversion rate of one common share for every $5 in principal amount of note, and the warrants are exercisable at a price of $7.50 per share, subject to adjustments in certain events. In addition, the notes shall be automatically converted into common shares of the company upon the company's common shares becoming traded on the OTC Bulletin Board in the United States or any other U.S. based securities exchange.

Subsequent to the year-end, the notes were converted into common shares in connection with the company's listing on NASDAQ [note 14].

The fair value of the long-term debt has been calculated on the contractual cash flows of the financial instruments discounted using market rates currently available to the company. At December 31, 1999, the fair value of the long-term debt approximated the carrying value. During the year, interest on long-term debt amounted to $40,222 [December 31, 1998 - $26,431].

Talisman Enterprises Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]


5. LONG-TERM DEBT AND LINES OF CREDIT [continued]

Estimated repayments of long-term debt over the next 3 years are as follows:

                                                                                            $
---------------------------------------------------------------------------------------------------------------------------
2000                                                                                    5,203,503
2001                                                                                      130,000
2002                                                                                      184,640
---------------------------------------------------------------------------------------------------------------------------
                                                                                        5,518,143
---------------------------------------------------------------------------------------------------------------------------

6. SHARE CAPITAL

Authorized

Unlimited 6% non-cumulative, non-voting Class "A" special shares, redeemable at the company's option, with a redemption value of $1,000 each

Unlimited common shares without nominal par value

On January 27, 1999, the company implemented a consolidation of the outstanding common shares on the basis of exchanging 1 new common share for each 25 common shares previously held. All prior information has been adjusted to reflect this consolidation.

During 1998, shareholders transferred 45,000 common shares to individuals in exchange for machinery and professional services, the value of which [$309,233] was contributed to capital. This was adjusted to 40,000 common shares with a value of $284,233 in 1999.

Talisman Enterprises Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]


6. SHARE CAPITAL - continued

The company has in place a sStock Option Plan [the "Stock Option Plan"] as an incentive for directors, officers and key employees and other persons who provide ongoing services to the company and its subsidiaries. Under the Stock Option Plan, non-assignable options may be granted by the board of directors of the company, to directors, officers, key employees and other persons who provide ongoing services to the company to purchase common shares of the company for a term not exceeding 5 years [subject to earlier termination of the optionee's employment, upon the optionee ceasing to be a director, officer or other service provider, as applicable, or upon the optionee retiring, becoming disabled or dying] at an exercise price not less than the market price for common shares of the company. The granting of options is subject to the further conditions under the Stock Option Plan that: [i] not more than 10% of the number of shares issued and outstanding from time to time [the "Outstanding Issue"] may be reserved for the granting of options to insiders at any time or to insiders in any one-year period; [ii] that no more than 5% of the outstanding issue may be issued to any one insider of the company in a one-year period; and, [iii] the maximum number of common shares issuable under the Stock Option Plan is 31,200 shares. The options are non-transferable.

In addition, the company has an annual Senior Executive Stock Option Plan ["senior plan"] offered to selected senior executives and employees of the company and any of its subsidiary companies. The maximum number of shares that may be granted under the senior plan is, initially, not to exceed 225,000. Under the terms of the senior plan, options are non-transferrable, except pursuant to the laws of descent and distribution. Any options granted under the senior plan is subject to certain vesting and other requirements contained in the senior plan. Specifically, any options granted under the senior plan will vest: [i] with respect to one-third of all options granted, in 60 equal monthly installments, [ii] with respect to one-third of all options granted, upon attainment of prescribed annual performance targets over a five-year period [notwithstanding anything to the contrary herein, all such unexercisable options become exercisable on the 7th anniversary of the employment date), [iii] with respect to the remaining one-third of all options granted only in the event of an "Investor Sale" as defined by the senior plan [notwithstanding anything to the contrary herein, all such unexercisable options become exercisable on the seventh anniversary of the employment date]. During the year, the company granted 199,091 options under this senior plan. Such options vest incrementally over a period of 5 years commencing on the date of the individuals employment agreement.

Talisman Enterprises Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]


6. SHARE CAPITAL - continued

Also, the company has in place an annual Directors Stock Compensation Plan ["directors plan"] whereby each non-employee director of Talisman who serves as such on the day the directors plan is ratified by shareholders of the company, will earn the right to receive, subject to certain conditions, 15,230 common shares of the company for no consideration. For each director, 3,046 of such shares will be received upon shareholder ratification of the directors plan while additional installments of 3,046 shares will be granted to each non-employee director upon the first, second, third and fourth anniversary dates of the date of initial shareholder ratification. In order to earn the right to receive subsequent installment grants on the aforesaid anniversary dates, each direct recipient must have continuously served as a director for the year ending on such anniversary. During the year, the company issued 15,230 common shares under this directors plan.

The company options and warrants to acquire common shares at various exercise prices are summarized below:

                                                                 Exercise            Expiration
                                                 Number           price                date
                                                                     $
---------------------------------------------------------------------------------------------------------------------------
                                                                [Canadian]

Options                                         6,000             16.25             Nov. 13, 2001
                                                  760             31.25             Nov. 13, 2001
                                              199,091              1.25             Jan. 31, 2009
Warrants                                        2,000             12.50             Apr. 15, 2000
                                                2,000             20.00             Apr. 15, 2000
                                               83,902             16.25             Aug. 15, 2000
                                               12,000             12.50              June 7, 2001
                                              263,504              7.50             July 31, 2001
                                              240,000              5.00             Oct. 14, 2001
---------------------------------------------------------------------------------------------------------------------------
                                               24,000              7.50             April 1, 2002
                                            1,014,627              7.50            March 19, 2004
Total options and warrants                  1,847,884
---------------------------------------------------------------------------------------------------------------------------

Talisman Enterprises Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]

7. SHAREHOLDERS RIGHTS PLAN

On September 26, 1997, the shareholders approved a Shareholders Rights Protection Plan [the "Plan"]. The Plan applies to all common shares and all future issues of common shares. The term of the Plan is for 5 years, subject to reconfirmation by the shareholders at the first annual meeting of shareholders called after September 26, 2000. The Plan is intended to ensure that, in the event of a bid which could affect control of the company, holders of common shares will receive full and fair value for their shares and that there will be sufficient time for the fairness of the bid to be properly assessed, to negotiate with the bidder and to explore, develop and evaluate alternatives to maximize shareholder value.

Under the terms of the Plan, one Right has been granted for each common share. Each Right entitles the registered holder to purchase additional shares of common stock for $1,500 Cdn. but is not exercisable until certain events occur. If a person or group wishes to acquire 20% or more of the company's common shares [an "acquiring person"], the Plan effectively requires the acquiring person to [i] negotiate terms which the Directors approve as being fair to the shareholders or, alternatively, [ii] without Board approval, make a "permitted bid" which must contain certain provisions and which must be accepted by more than 50% of the common shares not held by the acquiring person.

In the event that an acquiring person acquires 20% or more of the company's voting shares other than as described in [i] and [ii] above, then the Rights become exercisable and will automatically change to allow all holders except the acquiring person to purchase, upon payment of the exercise price, shares of common stock with a total market value of two times the exercise price [ie. at a 50% discount from the then current market price of the common stock].

Talisman Enterprises Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]


8. STOCK BASED COMPENSATION

The company applies APB Opinion 25 in accounting for its employee stock options and warrants.

During the year, the company recorded compensation expense of $23,163 with respect to options which had an exercise price less than market price at the time of granting.

For purposes of meeting requirements of FASB Statement No. 123, the fair value was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998, respectively; risk-free interest rates of 6%, 6%, dividend yields of 0%, 0%, volatility factors of the expected market price of the company's common stock of 30%, 30%, and weighted average expected life per option and warrant of 4 years.

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the company's employee stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's options, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and warrants.

For purposes of the pro-forma disclosures, the estimated fair value of the options and warrants is amortized to expense over their vesting period. The company's pro-forma net loss would be [$4,076,134] for the year ended December 31, 1999. The company's pro-forma loss per share would be [$3.91] for the year ended December 31, 1999. There were no employee stock options and warrants issued or which vested during 1998.

Talisman Enterprises Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]


8. STOCK BASED COMPENSATION [continued]

A summary of the company's stock option and warrant activity and related information is as follows:

                                                          1999                        1998
                                                            $                           $
---------------------------------------------------------------------------------------------------------------------------
                                                       [Canadian]                  [Canadian]
                                                              Weighted                     Weighted
                                                              -average                     -average
                                                            exercise price             exercise price

Employee options

Outstanding, beginning of year                   10,760         17.25        10,760         17.25
Granted                                         199,091          1.25            --            --
Cancelled                                        (4,000)       (16.25)           --            --
---------------------------------------------------------------------------------------------------------------------------
Outstanding and exercisable, end of year        205,851          1.79        10,760         17.25
---------------------------------------------------------------------------------------------------------------------------

Employee warrants

Outstanding, beginning of year                   33,902         16.25        44,798         16.25
Exercised                                            --         --          (10,896)        16.25
---------------------------------------------------------------------------------------------------------------------------
Outstanding and exercisable, end of year         33,902         16.25        33,902         16.25
---------------------------------------------------------------------------------------------------------------------------

Total employee options and
   warrants outstanding and

   exercisable, end of year                     239,753          3.83        44,662         16.50
---------------------------------------------------------------------------------------------------------------------------

Other warrants
Outstanding, beginning of year                  584,104          8.35        68,600          8.35
Granted                                       1,038,627          7.50       515,504          8.35
Cancelled                                       (14,600)       (30.82)           --            --
---------------------------------------------------------------------------------------------------------------------------
                                              1,608,131          7.60       584,104          8.35
---------------------------------------------------------------------------------------------------------------------------

Total options and warrants outstanding,
   end of year                                1,847,884          7.11       628,766          8.93

Total options and warrants outstanding
   and exercisable, end of year               1,661,936          7.76       628,766          8.93
---------------------------------------------------------------------------------------------------------------------------

The weighted - average fair value of the 199,091 employee options granted during the year is $2.51 Cdn.

Talisman Enterprises Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]


9. INCOME TAXES

The significant components of the company's deferred tax liabilities and assets are as follows:

                                                                          1999               1998
                                                                            $                  $
---------------------------------------------------------------------------------------------------------------------------

Deferred tax assets
Income tax losses available for carryforward                         2,535,000            537,500
Share issue costs                                                       57,581            191,441
---------------------------------------------------------------------------------------------------------------------------
                                                                     2,592,581            728,941
---------------------------------------------------------------------------------------------------------------------------
Less valuation allowance                                             2,592,581            728,941
Net deferred tax assets                                                     --                 --
---------------------------------------------------------------------------------------------------------------------------

Deferred tax liabilities
Temporary differences on capital assets                                491,111            546,815
---------------------------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                         491,111            546,815
---------------------------------------------------------------------------------------------------------------------------

The  company  has  available   non-capital   loss  carryovers  of  approximately
$7,025,000 [$10,139,000 Cdn.] available to offset future taxable income. These non-capital loss carryovers expire as follows:

                                                                                             $
---------------------------------------------------------------------------------------------------------------------------
                                                                                        [Canadian]

2002                                                                                      551,000
2003                                                                                    1,763,000
2004                                                                                    1,374,000
2005                                                                                    1,137,000
2006                                                                                    5,314,000
---------------------------------------------------------------------------------------------------------------------------
                                                                                       10,139,000
---------------------------------------------------------------------------------------------------------------------------


Talisman Enterprises Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]


10. COMMITMENTS AND CONTINGENCIES

The minimum lease payments for building and equipment leases are as follows:

                                                                                               $
---------------------------------------------------------------------------------------------------------------------------

2000                                                                                      240,500
2001                                                                                      102,500
2002                                                                                       37,300
thereafter                                                                                     --
---------------------------------------------------------------------------------------------------------------------------
                                                                                          380,300

---------------------------------------------------------------------------------------------------------------------------

                                                                          1999               1998
                                                                            $                  $
---------------------------------------------------------------------------------------------------------------------------

Rent expense                                                           205,696            125,480
---------------------------------------------------------------------------------------------------------------------------

In the ordinary course of business activities, the company may be contingently liable for litigation and claims with third parties. Management believes that adequate provisions have been recorded in the accounts where required. Although it is not possible to estimate the potential costs and losses, if any, management believes that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position or results of operations of the company.

Talisman Enterprises Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]


11. SEGMENTED INFORMATION

The company is organized and managed as a single business segment being the production of batteries and the company is viewed as a single operating segment by the chief operating decision maker for the purposes of resource allocations and assessing performance.

The geographic sources of the company's revenues based on location of customers is as follows:

                                                                          1999               1998
                                                                            $                  $
---------------------------------------------------------------------------------------------------------------------------

Canada                                                                  87,969            172,098
United States                                                          838,018            576,156
---------------------------------------------------------------------------------------------------------------------------
                                                                       925,987            748,254
---------------------------------------------------------------------------------------------------------------------------

In addition, sales to the company's four largest customers accounted for 30%, 16%, 15% and 11% of revenues for the year ended December 31, 1999. In 1998, the company's two largest customers accounted for 29% and 24% of revenues.

12. RELATED PARTY TRANSACTIONS

The company had the following transactions with a company that is a shareholder, key supplier and whose president is also a director and officer of the company:

                                                                          1999               1998
                                                                            $                  $
---------------------------------------------------------------------------------------------------------------------------

Acquisition of raw materials                                           129,333             34,246
---------------------------------------------------------------------------------------------------------------------------

Talisman Enterprises Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]


13. RECENT REPORTING DEVELOPMENTS

The Financial Accounting Standards Board has issued FAS133, Accounting for Derivative Instruments and Hedging Activities which introduces revised standards for the recognition and measurement of derivatives and hedging activities. The company must adopt this standard in the first quarter of fiscal 2001. Implementation of this standard is currently expected to have no impact on the company's financial position or results of operation since the company has no derivative financial instruments or hedging activities.

14. SUBSEQUENT EVENTS

Subsequent to year-end, the company was approved to begin trading on NASDAQ. As a result of this listing, the convertible U.S. promissory notes in the amount of $5,073,135 were converted into 1,014,627 common shares of the company.

In connection with the listing, the company issued 900,000 common shares for net proceeds of approximately $3,600,000. Costs incurred to December 31, 1999 relating to the issuance of common shares, have been deferred and included in prepaid expenses and other assets.

In addition, the note payable to a shareholder was settled in full through the issuance of 70,000 common shares.