Form 10QSB
period 2000-03-31
TALISMAN ENTERPRISE INC
filed 2000-05-15
CIK 1076831

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Transition Period from _______________ TO _______________.

                                    333-83123
                            (Commission File Numbers)

                            TALISMAN ENTERPRISES INC.
             (Exact name of registrant as specified in its charter)

              ONTARIO                                                       3600
         (State or other jurisdiction of                       (Primary Standard Industrial
         incorporation or organization)                        Classification Code Number)

                         2330 Southfield Road, Unit 3-4
                              Mississauga, Ontario
                                 Canada L5N 2W8
                    (Address of principal executive offices)

                                 (905) 826-3995
              (Registrants' telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

         As of March 31, 2000, 3,035,187 shares of Common Stock, par value $.001 per share, of Talisman Enterprises Inc. were issued and outstanding.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      Consolidated Financial Statements of

                            TALISMAN ENTERPRISES INC.

                Periods ended mARCH 31, 2000 and 1999 - Unaudited

                                TABLE OF CONTENTS

Consolidated  Balance Sheets as at March 31, 2000 and December 31, 1999                                           3

Consolidated Statements of Loss and Deficit for the three months ended March 31, 2000 and March 31,1999           4

Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and March 31,1999                 5
Notes to Consolidated Financial Statements                                                                      6-7


                                    CONSOLIDATED FINANCIAL STATEMENTS

                                    TALISMAN ENTERPRISES INC.

                                    March 31, 2000 and 1999

Talisman Enterprises Inc.

                           CONSOLIDATED BALANCE SHEETS

  [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]

As at                                                                                   Unaudited



                                                                      March 31,     December 31,
                                                                        2000             1999
                                                                          $               $
-------------------------------------------------------------------------------------------------------------------

ASSETS

Current

Cash                                                                 1,289,176             16,557
Accounts receivable                                                    182,090            400,672
Inventories [note 3]                                                 1,360,372          1,035,006
Prepaid expenses and other assets                                       64,365            511,193
Deferred financing costs                                                59,566            366,505
------------------------------------------------------------------------------------------------------------------
Total current assets                                                 2,955,569          2,329,933
------------------------------------------------------------------------------------------------------------------
Capital assets                                                       3,458,535          3,430,218
------------------------------------------------------------------------------------------------------------------
                                                                     6,414,104          5,760,151
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current

Bank indebtedness                                                           --            539,872
Accounts payable and accrued liabilities                               560,656          1,622,594
Convertible promissory note                                                 --            358,003
Current portion of long-term debt                                      129,453          5,203,503
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                              690,109          7,723,972
------------------------------------------------------------------------------------------------------------------
Long-term debt                                                         280,069            314,640
Future tax liabilities                                                 472,264            491,111
Shareholders' equity
Share capital [note 4]                                              12,708,133          4,277,540
Warrants                                                               101,463            101,463
Contributed surplus                                                    284,233            284,233
Deficit                                                             (7,869,613)        (7,279,842)
Accumulated other comprehensive loss                                  (252,554)          (152,966)
------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                           4,971,662         (2,769,572)
------------------------------------------------------------------------------------------------------------------
                                                                     6,414,104          5,760,151
------------------------------------------------------------------------------------------------------------------

See accompanying notes

Talisman Enterprises Inc.

                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT

  [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]

Three months ended March 31                                                             Unaudited
                                                                          2000               1999
                                                                            $                  $
-------------------------------------------------------------------------------------------------------------------

Revenues                                                               112,588             28,848
Operating expenses [exclusive of
   amortization shown separately below]                                195,595            256,487
------------------------------------------------------------------------------------------------------------------
Gross profit                                                           (83,007)          (227,639)
------------------------------------------------------------------------------------------------------------------

Expenses

Selling, general and administrative                                    394,598            310,649
Amortization                                                           108,076             78,304
Interest and other financing charges                                    19,528             23,499
------------------------------------------------------------------------------------------------------------------
                                                                       522,202            412,452
------------------------------------------------------------------------------------------------------------------
Loss before income taxes                                              (605,209)          (640,091)
Income taxes - deferred                                                (15,438)           (14,295)
------------------------------------------------------------------------------------------------------------------
Loss for the period                                                   (589,771)          (625,796)

Deficit, beginning of period                                        (7,279,842)        (3,238,982)
------------------------------------------------------------------------------------------------------------------
Deficit, end of period                                              (7,869,613)        (3,864,778)
------------------------------------------------------------------------------------------------------------------

Loss per share                                                           (0.25)             (0.61)
------------------------------------------------------------------------------------------------------------------

See accompanying notes

Talisman Enterprises Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

  [in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]

Three months ended March 31                                                             Unaudited
                                                                          2000               1999
                                                                            $                  $
-------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES

Loss for the period                                                   (589,771)          (625,796)
Charges to income not affecting cash
   Amortization                                                        108,076             78,304
   Future tax liabilities                                              (15,438)           (14,295)
Change in non-cash working capital items                              (725,917)          (677,681)
------------------------------------------------------------------------------------------------------------------
Cash used in operating activities                                   (1,223,050)        (1,239,468)
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITY

Purchase of capital assets                                            (154,511)          (142,363)
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Issue of convertible promissory note                                        --          2,103,240
Repayment of long-term debt                                            (32,441)           (24,818)
Issue of common shares                                               3,299,956                 --
Bank operating line                                                   (537,377)          (344,770)
------------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                                2,730,138          1,733,652
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                (79,958)                --
------------------------------------------------------------------------------------------------------------------

Increase in cash during the period                                   1,272,619            351,821
Cash, beginning of period                                               16,557             16,701
------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                  1,289,176            368,522
------------------------------------------------------------------------------------------------------------------

NON-CASH FINANCING ACTIVITIES

Conversion of promissory note                                       (5,073,135)                --
Conversion of note payables                                           (356,349)                --
Deferred financing costs                                               299,022                 --
------------------------------------------------------------------------------------------------------------------
                                                                    (5,130,462)                --
------------------------------------------------------------------------------------------------------------------

SUPPLEMENTARY INFORMATION

Cash interest paid                                                      24,109             25,197
Cash income taxes paid                                                      --                 --

See accompanying notes

Talisman Enterprises Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[in U.S. dollars and prepared in accordance with generally accepted accounting principles in the United States]


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that are expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Talisman Enterprises Inc. annual report on Form 10-KSB for the year ended December 31, 1999.

For purposes of these consolidated financial statements, the company has adopted the U.S. dollar as the reporting currency. This improves investors' ability to compare the company's results with those of most other publicly traded businesses in the industry. These consolidated financial statements have been translated from Canadian dollars to U.S. dollars by translating assets and liabilities at the rate in effect at the respective balance sheet date and revenues and expenses at the average rate for the year. Any resulting foreign exchange gains or losses are recorded in accumulated other comprehensive loss.

2. NATURE OF OPERATIONS

Talisman Enterprises Inc. is a company incorporated to primarily produce premium private label alkaline batteries. The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The company has incurred significant losses and negative cash flow from operations and has an accumulated deficit of $7,869,613 at March 31, 2000 [December 31, 1999 - $7,279,842]. The company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing. Management of the company has undertaken steps as part of a plan to improve operations with the goal of sustaining company operations for the next twelve-months and beyond. These steps include (i) focusing sales and marketing on specific markets and customers and (ii) controlling overhead and expenses. There can be no assurance the company can attain profitable operations in the future. These consolidated financial statements do not give effect to any adjustments which would be necessary should the company be unable to continue as a going concern and therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

3. INVENTORIES

                                                                       March 31,     December 31,

                                                                        2000             1999
                                                                          $               $
-------------------------------------------------------------------------------------------------------------------

Raw materials and packaging                                           338,904             316,829
Finished goods                                                      1,021,468             718,177
------------------------------------------------------------------------------------------------------------------
                                                                    1,360,372           1,035,006
------------------------------------------------------------------------------------------------------------------

4. SHARE CAPITAL

During the period, the company was approved to begin trading on NASDAQ. As a result of this listing, convertible promissory notes in the amount of $5,073,135 were converted into 1,014,627 common shares of the company.

In connection with the listing, the company issued 900,000 common shares for net proceeds of approximately $3,300,000.

In addition, the note payable to a shareholder was settled in full through the issuance of 70,000 common shares.

5. LOSS PER SHARE

The calculation of loss per common share is based on the reported net loss divided by the weighted average number of shares outstanding during the period. The weighted average number of common shares outstanding for the period ended March 31, 2000 was 2,375,311 [March 31, 1999 - 1,030,320].

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such financial statements which have been prepared in accordance with U.S. Generally Accepted Accounting Principles and are presented in United States dollars ($).

General

         Talisman was incorporated in July 1978 and for almost 20 years carried on business as a junior mineral exploration company in the Province of Ontario, Canada. In September 1997, Talisman (then known as Firesand Resources Ltd.) entered into a share exchange agreement with Talisman International Inc. pursuant to which Talisman acquired all of the issued and outstanding shares of common stock of Talisman International in exchange for shares of Talisman. Upon completion of the share exchange, Firesand Resources Ltd. changed its name to its current name, Talisman Enterprises Inc. The share exchange was accounted for as a reverse takeover and accordingly, the results of Talisman (formerly constituted as Firesand) have been included with those of Talisman International from the date of the share exchange.

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

Results of Operations

Three month period ended March 31, 2000 and March 31, 1999

Revenues

         Revenues for the three month period ended March 31, 2000 increased $83,740 to $112,588, a 290% increase over revenues of $28,848 during the three months period ended March 31, 1999. The sales increase was attributable to greater than prior year sales from Discount Drug and the addition of three new customers, specifically: Dollar Express, Amcon and Dahl's.

Operating Expenses and Gross Margins

         Operating expenses for the three month period ended March 31, 2000 decreased $60,892 to $195,595, a 24% decrease from operating expenses of $256,487 during the three months period ended March 31, 1999. The decrease in operating expenses was attributable to improved inventory valuation and costing practices as we continue our process improvement.

         Gross margins, as a percentage of revenues increased to (74%) for the three month period ended March 31, 2000, as compared to (789%) for the three month period ended March 31, 1999. The increase was attributable to the increase in sales and the decrease in operating expenses.

Selling, General and Administrative Expense

         Selling, general and administrative expense for the three month period ended March 31, 2000 increased $83,949 to $394,598, a 27% increase over selling, general and administrative expenses of $310,649 during the three months period ended March 31, 1999. The increase was attributable to the hiring of three key management positions (CEO, CFO and V.P. Sales - U.S.), along with incremental marketing expenses in order to increase our customer base.

Amortization Expense

         Amortization expense for the three month period ended March 31, 2000 increased $29,772 to $108,076, a 38% increase over amortization expense of $78,304 during the three months period ended March 31, 1999. The increase was attributable to capital asset additions, such as labeling machines, compactor and AA press upgrades.

Interest Expense and Other Financing Charges

         Interest expense and other financing charges for the three month period ended March 31, 2000 decreased $3,971 to $19,528, a 17% decrease from interest expense and other financing charges of $23,499 during the three month period ended March 31, 1999. The decrease was attributable to the mid February retirement of the General Electric Capital Canada Inc. operating loan and incremental interest earned from the net proceeds of the public offering completed in January 2000.

Foreign Exchange

         For the three months ended March 31, 2000, Talisman had a foreign exchange gain of approximately $26,347, which was included in the results from operations of gains on U.S. sales/receivables and funds on deposit, offset by losses on U.S. purchase/payables from U.S. dollar suppliers. During the period ended March 31, 1999, Talisman experienced a foreign exchange loss of $2,752. Currently, a majority of revenues from sales are in U.S. dollars and a majority of expenses from goods purchased for resale are purchased in U.S. dollars. Since Talisman is based in Ontario, Canada, approximately 90% of Talisman's combined operational and selling, general and administrative expenses for the period ended March 31, 2000, were incurred in Canadian dollars. Variations in the value of the Canadian dollar, as compared to the value of the U.S. dollar, could adversely effect Talisman's results.

Stock Based Compensation

         We account for our stock options and warrants under APB Opinion 25. If Talisman was required to account for the stock options and warrants using the fair value method, the pro forma net loss for the three months ended March 31, 2000 would be $609,973. The pro forma loss per share for the three months ended March 31, 2000 would be $(0.26). Such amounts represent the fair value of options and warrants at the time they vested. Since some of the options vest over a period of time there will be future charges to income with respect to the options granted in 1999 of $274,798 over the next 7 years. There were no employee stock options or warrants issued in the three months ended March 31, 2000.

Inflation

         Talisman has experienced minimal impact from inflation and changing prices on its net sales and on its income from continuing operations for the periods it has been engaged in business.

Liquidity And Capital Resources

         For the three month period ended March 31, 2000, the Company's cash position increased by $1,272,619 from $16,557 to $1,289,176. The principal source of cash was $3,605,000 that was generated from the Company's public offering. This was offset by $1,223,050 of cash used in operating activities, $537,377 used to pay down the Company's borrowing facility, and $154,511 of cash used to purchase capital assets during the period.

         As a result of new financing arrangements established with General Electric Capital Canada Inc. in July 1999, Talisman has financing facilities in place which currently consist of (1) a Cdn.$940,800 term loan; (2) a revolving credit line of up to Cdn.$7,500,000, and (3) a "capex" loan of up to Cdn.$2,059,200. The term loan is due and payable on or before June 30, 2002. Interest charged on the General Electric Capital facilities is, (i) with respect to funds advanced in Canadian dollars, calculated at the average rate per annum established by the Royal Bank of Canada at its discount rate for 30-day Canadian bankers acceptances plus 4.0% per year, and (ii) with respect to funds advanced in U.S. dollars, the latest rate for 30-day dealer placed commercial paper, which normally is published in the "Money Rates" section of the Wall Street Journal. Furthermore, all indebtedness of Talisman under the General Electric Capital facilities is secured by Talisman's assets.

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

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

         Exhibit 27:        Financial Data Schedule

  (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three month period ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.

                                                       TALISMAN ENTERPRISES INC.


May 15, 2000
                                                           By: /s/ Thomas O'Dowd
                                                                   Thomas O'Dowd
                                                         Chief Financial Officer