Form 10QSB
period 2000-06-30
TALISMAN ENTERPRISE INC
filed 2000-08-11
CIK 1076831

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2000

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of June 30, 2000, 3,035,187 shares of Common Stock, par value $.001 per share, of Talisman Enterprises Inc. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      Consolidated Financial Statements of

                            TALISMAN ENTERPRISES INC.

                  Three MONTHS ended June 30, 2000 - Unaudited

                                TABLE OF CONTENTS

Consolidated  Balance Sheets as at June 30, 2000 and December 31, 1999                                            3

Consolidated Statements of Loss and Deficit for the three and six months ended June 30, 2000 and June             4
30,1999

Consolidated Statements of Cash Flows for the three and six months ended June 30, 2000 and June 30,1999           5


Notes to Consolidated Financial Statements                                                                      6-7


Talisman Enterprises Inc.
Incorporated under the laws of Ontario

                           CONSOLIDATED BALANCE SHEET
     [in U.S. dollars and prepared in accordance with accounting principles generally accepted in the United States]




                                                                      Unaudited        Audited
                                                                      June 30,      December 31,
                                                                        2000            1999
                                                                          $               $
-------------------------------------------------------------------------------------------------------------------

ASSETS
Current
Cash                                                                   322,806             16,557
Accounts receivable                                                    293,619            400,672
Inventories [note 2]                                                 1,315,323          1,035,006
Prepaid expenses                                                        78,227            511,193
Deferred financing costs                                                52,021            366,505
------------------------------------------------------------------------------------------------------------------
Total current assets                                                 2,061,996          2,329,933
------------------------------------------------------------------------------------------------------------------
Capital assets                                                       3,354,652          3,430,218
------------------------------------------------------------------------------------------------------------------
                                                                     5,416,648          5,760,151
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current
Bank operating line                                                         --            539,872
Accounts payable and accrued liabilities                               522,693          1,622,594
Note payable                                                                --            358,003
Convertible promissory note                                                 --          5,073,135
Current portion of long-term debt                                      127,195            130,368
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                              649,888          7,723,972
------------------------------------------------------------------------------------------------------------------
Long-term debt                                                         243,385            314,640
Deferred income tax liability                                          448,895            491,111
Shareholders' equity (deficiency)
Share capital                                                       12,708,133          4,277,540
Warrants                                                               101,463            101,463
Contributed surplus                                                    284,233            284,233
Deficit                                                             (8,680,240)        (7,279,842)
Accumulated other comprehensive loss                                  (339,109)          (152,966)
------------------------------------------------------------------------------------------------------------------
Total shareholders' equity (deficiency)                              4,074,480         (2,769,572)
------------------------------------------------------------------------------------------------------------------
                                                                     5,416,648          5,760,151
------------------------------------------------------------------------------------------------------------------

See accompanying notes

On behalf of the Board:


                                Director                Director

Talisman Enterprises Inc.


                   CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
     [in U.S. dollars and prepared in accordance with accounting principles generally accepted in the United States]
                                    Unaudited




                                          Three months  Three months    Six months      Six months
                                              ended         ended          ended           ended
                                            June 30,      June 30,       June 30,        June 30,
                                              2000          1999           2000            1999
                                                $             $              $               $
-------------------------------------------------------------------------------------------------------------------

Revenues                                    221,979         41,840         335,226         70,688
Operating expenses [exclusive of
   amortization shown separately below]     534,646        383,079         732,886        639,566
------------------------------------------------------------------------------------------------------------------
Gross profit                               (312,667)      (341,239)       (397,660)      (568,878)
------------------------------------------------------------------------------------------------------------------

Expenses
Selling, general and administrative         386,758        547,499         779,717        872,648
Amortization                                120,202        291,699         222,128        370,003
Interest and bank charges                     6,123         96,134          31,415        105,133
------------------------------------------------------------------------------------------------------------------
                                            513,083        935,332       1,033,260      1,347,784
------------------------------------------------------------------------------------------------------------------
Loss before income taxes                   (825,750)    (1,276,571)     (1,430,920)    (1,916,662)
Income taxes - deferred                     (15,123)       (14,695)        (30,522)       (28,990)
------------------------------------------------------------------------------------------------------------------
Loss for the period                        (810,627)    (1,261,876)     (1,400,398)    (1,887,672)

Deficit, beginning of period             (7,869,613)    (3,864,778)     (7,279,842)    (3,238,982)
------------------------------------------------------------------------------------------------------------------
Deficit, end of period                   (8,680,240)    (5,126,654)     (8,680,240)    (5,126,654)
------------------------------------------------------------------------------------------------------------------

Loss per share                                (0.27)         (1.22)         (0.52)         (1.83)
-------------------------------------------------------------------------------------------------------------------

See accompanying notes

Talisman Enterprises Inc.


                      CONSOLIDATED STATEMENT OF CASH FLOWS
     [in U.S. dollars and prepared in accordance with accounting principles generally accepted in the United States]
                                    Unaudited



                                          Three months  Three months    Six months      Six months
                                              ended         ended          ended           ended
                                            June 30,      June 30,       June 30,        June 30,
                                              2000          1999           2000            1999
                                                $             $              $               $
-------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Loss for the period                        (810,627)    (1,261,876)     (1,400,398)    (1,887,672)
Charges to income not affecting cash
   Amortization of capital assets           120,202        291,699         222,128        370,003
   Deferred income taxes                    (15,123)       (14,695)        (30,522)       (28,990)
Change in non-cash working
   capital items                           (136,468)      (371,231)       (855,318)    (1,003,634)
------------------------------------------------------------------------------------------------------------------
Cash used in operating activities          (842,016)    (1,356,103)     (2,064,110)    (2,550,293)
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITY
Purchase of capital assets                  (63,660)      (453,535)       (216,983)      (676,211)
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Issue of convertible promissory note             --      2,478,628              --      5,174,473
Deferred financing costs                         --       (322,222)             --       (797,677)
Repayment of long-term debt                 (31,780)       (25,510)        (64,140)      (153,588)
Increase in note payable                         --             --              --             --
Issue of common shares                           --             --       3,299,956             --
Bank operating line                              --         19,695        (531,223)      (335,833)
------------------------------------------------------------------------------------------------------------------
Cash provided by (used in)
------------------------------------------------------------------------------------------------------------------
   financing activities                     (31,780)     2,150,591       2,704,593      3,887,375
------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash     (28,914)       (47,251)       (117,251)      (15,348)
-------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash during
   the period                              (966,370)       293,702         306,249        645,523
Cash, beginning of period                 1,289,176        368,522          16,557         16,701
------------------------------------------------------------------------------------------------------------------
Cash, end of period                         322,806        662,224         322,806        662,224
------------------------------------------------------------------------------------------------------------------

NON-CASH FINANCING ACTIVITIES
Conversion of promissory note                    --             --      (5,073,135)            --
Conversion of note payables                      --             --        (356,349)            --
Deferred financing costs                         --             --         299,022             --
-------------------------------------------------------------------------------------------------------------------
                                                 --             --      (5,130,462)            --
-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTARY INFORMATION
Cash interest paid                           16,082         19,459          32,665         36,815
Cash income taxes paid                           --             --              --             --
See accompanying notes

Talisman Enterprises Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     [in U.S. dollars and prepared in accordance with accounting principles generally accepted in the United States]
                                    Unaudited

June 30, 2000

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2000 are not necessarily indicative of the results that are expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Talisman Enterprises Inc. annual report on Form 10-KSB for the year ended December 31, 1999.

For purposes of these consolidated financial statements, the company has adopted the U.S. dollar as the reporting currency. This improves investors' ability to compare the company's results with those of most other publicly traded businesses in the industry. These consolidated financial statements have been translated from Canadian dollars to U.S. dollars by translating assets and liabilities at the rate in effect at the respective balance sheet date and revenues and expenses at the average rate for the period. Any resulting foreign exchange gains or losses are recorded in accumulated other comprehensive loss.

2. NATURE OF OPERATIONS

Talisman Enterprises Inc. is a company incorporated to primarily produce premium private label alkaline batteries. The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The company has incurred significant losses and negative cash flow from operations and has an accumulated deficit of $8,680,240 at June 30, 2000 [December 31, 1999 - $7,279,842]. The company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing. Management of the company has undertaken steps as part of a plan to improve operations with the goal of sustaining company operations for the next twelve months and beyond. These steps include (i) focusing sales and marketing on specific markets and customers and (ii) controlling overhead and expenses. There can be no assurance the company can attain profitable operations in the future. These consolidated financial statements do not give effect to any adjustments which would be necessary should the company be unable to continue as a going concern and therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     [in U.S. dollars and prepared in accordance with accounting principles generally accepted in the United States]
                                    Unaudited


3. INVENTORIES

                                                                      June 30,      December 31,
                                                                        2000            1999
                                                                          $               $
-------------------------------------------------------------------------------------------------------------------

Raw materials and packaging                                           388,146             316,829
Finished goods                                                        927,177             718,177
------------------------------------------------------------------------------------------------------------------
                                                                    1,315,323           1,035,006
------------------------------------------------------------------------------------------------------------------

4. LOSS PER SHARE

The calculation of loss per common share is based on the reported net loss divided by the weighted average number of shares outstanding during the period. The weighted average number of common shares outstanding for the three months ended June 30, 2000 was 3,035,187 and six months ended June 30, 2000 was 2,705,250, [three and six months ended June 30, 1999 - 1,034,324].

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

Results of Operations

Three month period ended June 30, 2000 and June 30, 1999

Revenues

         Revenues for the three month period ended June 30, 2000 increased $180,139 to $221,979, a 431% increase over revenues of $41,840 during the three months period ended June 30, 1999. The sales increase was attributable to greater than prior year sales from Amcon, CVP, Harris Teeter and Navarro Pharmacy.

Operating Expenses and Gross Margins

         Operating expenses for the three month period ended June 30, 2000 increased $151,567 to $534,646, a 40% increase from operating expenses of $383,079 during the three months period ended June 30, 1999. The increase in operating expenses was attributable to increases in variable overhead spending in relation to the growth in sales.

         Gross margins, as a percentage of revenues improved to (141%) for the three month period ended June 30, 2000, as compared to (816%) for the three month period ended June 30, 1999. The improvement was attributable to the increase in sales and a less than proportionate increase in variable overhead spending relative to the sales improvement.

Selling, General and Administrative Expense

         Selling, general and administrative expense for the three month period ended June 30, 2000 decreased $160,741 to $386,758, a 29% decrease over selling, general and administrative expenses of $547,499 during the three months period ended June 30, 1999. The decrease is primarily attributable to one time costs, recorded in the prior year, covering relocation costs for the CEO and severance costs for the VP Sales - Canada, along with the elimination of the executive bonus program in 2000.

Amortization Expense

         Amortization expense for the three month period ended June 30, 2000 decreased $171,497 to $120,202, a 59% decrease from amortization expense of $291,699 during the three months period ended June 30, 1999. The decrease in amortization expense is due to the fact that the three month period ended June 30, 1999 included amortization of deferred financing costs related to the 1999 private placement.

Interest Expense and Other Financing Charges

         Interest expense and other financing charges for the three month period ended June 30, 2000 decreased $90,011 to $6,123, a 94% decrease from interest expense and other financing charges of $96,134 during the three month period ended June 30, 1999. The decrease in interest expense and other financing charges was primarily attributable to the following:

o during the three month period ended June 30, 1999, the company recorded a one time commencement fee in connection with the initiation of the revolving loan process with GE Capital Canada; and
o during the three month period ended June 30, 1999, the company incurred interest expenses in connection with the revolver loan that it had with CIBC.

Foreign Exchange

         For the three months ended June 30, 2000, Talisman had a foreign exchange gain of approximately $21,747, which was included in the results from operations of gains on U.S. sales/receivables and funds on deposit, offset by losses on U.S. purchase/payables from U.S. dollar suppliers. During the three months ended June 30, 1999, Talisman experienced a foreign exchange gain of $20,876. Currently, a majority of revenues from sales are in U.S. dollars and a majority of expenses from goods purchased for resale are purchased in U.S. dollars. Since Talisman is based in Ontario, Canada, approximately 80% of Talisman's combined operational and selling, general and administrative expenses for the period ended June 30, 2000, were incurred in Canadian dollars. Variations in the value of the Canadian dollar, as compared to the value of the U.S. dollar, could adversely effect Talisman's results.

Stock Based Compensation
         We account for our stock options and warrants under APB Opinion 25. If Talisman was required to account for the stock options and warrants using the fair value method, the pro forma net loss for the three months ended June 30, 2000 would be ($830,832). The pro forma loss per share for the three months ended June 30, 2000 would be $(0.27). Such amounts represent the fair value of options and warrants at the time they vested. Since some of the options vest over a period of time there will be future charges to income with respect to the options granted in 1999 of $254,593 over the next 7 years. There were no employee stock options or warrants issued in the three months ended June 30, 2000.

Inflation

         Talisman has experienced minimal impact from inflation and changing prices on its net sales and on its income from continuing operations for the periods it has been engaged in business.

Liquidity And Capital Resources

         For the three month period ended June 30, 2000, the Company's cash position decreased by $966,370 from $1,289,176 to $322,806. The principal uses of cash were $842,016 that was used for operating activities, $63,660 that was used to purchase capital assets and $31,780 that was used to pay down the Company's borrowing facility.

         Talisman has financing facilities in place with General Electric Capital Canada Inc., which currently consist of (1) a Cdn.$940,800 term loan;
(2) a revolving credit line of up to Cdn.$7,500,000, and (3) a "capex" loan of up to Cdn.$2,059,200. The term loan is due and payable on or before June 30, 2002. Interest charged on the General Electric Capital facilities is, (i) with respect to funds advanced in Canadian dollars, calculated at the average rate per annum established by the Royal Bank of Canada at its discount rate for 30-day Canadian bankers acceptances plus 4.0% per year, and (ii) with respect to funds advanced in U.S. dollars, the latest rate for 30-day dealer placed commercial paper, which normally is published in the "Money Rates" section of the Wall Street Journal. Furthermore, all indebtedness of Talisman under the General Electric Capital facilities is secured by Talisman's assets.

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

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

         Exhibit 27:        Financial Data Schedule

  (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three month period ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.



                                                       TALISMAN ENTERPRISES INC.


August 10, 2000                             By:      /s/ Thomas O'Dowd
                                                         Thomas O'Dowd
                                                         Chief Financial Officer