Form 10QSB
period 2000-09-30
TALISMAN ENTERPRISE INC
filed 2000-11-13
CIK 1076831

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2000

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [ X ] NO[ ]

     As of September 30, 2000, 3,035,187 shares of Common Stock, par value $.001 per share, of Talisman Enterprises Inc. were issued and outstanding.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      Consolidated Financial Statements of

                            TALISMAN ENTERPRISES INC.

                Three MONTHS ended SEPTEMBER 30, 2000 - Unaudited

                                TABLE OF CONTENTS

Consolidated  Balance Sheets as at September 30, 2000 and December 31, 1999                                       3

Consolidated Statements of Loss and Deficit for the three and nine months ended September 30, 2000 and            4
September 30,1999

Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2000 and                  5
September 30,1999


Notes to Consolidated Financial Statements                                                                      6-7



                                    CONSOLIDATED FINANCIAL STATEMENTS


                                    TALISMAN ENTERPRISES INC.




                                    September 30, 2000






November 10, 2000

Talisman Enterprises Inc.
Incorporated under the laws of Ontario

                           CONSOLIDATED BALANCE SHEET
     [in U.S. dollars and prepared in accordance with accounting principles generally accepted in the United States]
                                    Unaudited




                                                                       Unaudited          Audited
                                                                       Sept. 30,         Dec. 31,
                                                                         2000              1999
                                                                            $                $
-------------------------------------------------------------------------------------------------------------------

ASSETS
Current
Cash                                                                          --           16,557
Accounts receivable                                                      266,441          400,672
Inventories [note 2]                                                   1,171,641        1,035,006
Prepaid expenses                                                          71,295          511,193
Deferred financing costs                                                  44,678          366,505
------------------------------------------------------------------------------------------------------------------
Total current assets                                                   1,554,055        2,329,933
------------------------------------------------------------------------------------------------------------------
Capital assets                                                         3,193,180        3,430,218
------------------------------------------------------------------------------------------------------------------
                                                                       4,747,235        5,760,151
------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current
Bank operating line                                                      136,445          539,872
Accounts payable and accrued liabilities                                 698,489        1,622,594
Note payable                                                                  --          358,003
Convertible promissory note                                                   --        5,073,135
Current portion of long-term debt                                        124,857          130,368
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                959,791        7,723,972
------------------------------------------------------------------------------------------------------------------
Long-term debt                                                           207,697          314,640
Deferred income tax liability                                            425,790          491,111
Shareholders' equity (deficiency)
Share capital                                                         12,708,133        4,277,540
Warrants                                                                 101,463          101,463
Contributed surplus                                                      284,233          284,233
Deficit                                                               (9,546,418)      (7,279,842)
Accumulated other comprehensive loss                                    (393,454)        (152,966)
------------------------------------------------------------------------------------------------------------------
Total shareholders' equity (deficiency)                                3,153,957       (2,769,572)
------------------------------------------------------------------------------------------------------------------
                                                                       4,747,235        5,760,151
------------------------------------------------------------------------------------------------------------------

See accompanying notes

On behalf of the Board:


                                Director                Director


November 10, 2000

Talisman Enterprises Inc.


                   CONSOLIDATED STATEMENT OF LOSS AND DEFICIT
     [in U.S. dollars and prepared in accordance with accounting principles generally accepted in the United States]
                                    Unaudited




                                              3 months       3 months       9 months     9 months
                                                ended          ended          ended        ended
                                              Sept. 30,      Sept. 30,     Sept. 30,     Sept. 30,
                                                2000           1999           2000         1999
                                                  $              $              $            $
-------------------------------------------------------------------------------------------------------------------

Revenues                                      454,611         412,924       793,628       479,455
Operating expenses [exclusive of
   amortization shown separately below]       696,383         703,355     1,434,822     1,340,208
------------------------------------------------------------------------------------------------------------------
Gross profit                                 (241,772)       (290,431)     (641,194)     (860,753)
------------------------------------------------------------------------------------------------------------------

Expenses
Selling, general and administrative           500,367         444,714     1,277,438     1,325,936
Amortization                                  115,668         347,730       338,602       709,700
Interest and bank charges                      23,476          57,186        55,072       160,036
------------------------------------------------------------------------------------------------------------------
                                              639,511         849,630     1,671,112     2,195,672
------------------------------------------------------------------------------------------------------------------
Loss before income taxes                     (881,283)     (1,140,061)   (2,312,306)   (3,056,425)
Income taxes - deferred                       (15,105)        (14,536)      (45,730)      (43,228)
------------------------------------------------------------------------------------------------------------------
Loss for the period                          (866,178)     (1,125,525)   (2,266,576)   (3,013,197)

Deficit, beginning of period               (8,680,240)     (5,126,654)   (7,279,842)   (3,238,982)
------------------------------------------------------------------------------------------------------------------
Deficit, end of period                     (9,546,418)     (6,252,179)   (9,546,418)   (6,252,179)
------------------------------------------------------------------------------------------------------------------

Loss per share                                   (.29)         (1.07)          (.81)       (2.90)
-------------------------------------------------------------------------------------------------------------------

See accompanying notes

November 10, 2000

Talisman Enterprises Inc.


                      CONSOLIDATED STATEMENT OF CASH FLOWS
     [in U.S. dollars and prepared in accordance with accounting principles generally accepted in the United States]
                                    Unaudited



                                              3 months       3 months       9 months     9 months
                                                ended          ended          ended        ended
                                              Sept. 30,      Sept. 30,      Sept. 30,    Sept. 30,
                                                2000           1999           2000         1999
                                                  $              $              $            $
-------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Loss for the period                          (866,178)     (1,125,525)   (2,266,576)   (3,013,197)
Charges to income not affecting cash
   Amortization                               115,668         347,730       338,602       709,700
   Deferred income taxes                      (15,105)        (14,536)      (45,730)      (43,228)
Change in non-cash working
   capital items                              337,788         199,506      (513,434)     (798,890)
------------------------------------------------------------------------------------------------------------------
Cash used in operating activities            (427,827)       (592,825)   (2,487,138)   (3,145,615)
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITY
Purchase of capital assets                     (7,680)        (55,229)     (224,483)     (726,901)
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Issue of convertible promissory note and warrants  --              --            --     5,174,473
Deferred financing costs                           --        (109,736)           --      (907,413)
Repayment of long-term debt                   (31,739)             --       (96,097)     (126,435)
Issue of common shares                             --          63,075     3,299,956        63,075
Bank operating line                           142,974         295,913      (384,014)      (40,471)
------------------------------------------------------------------------------------------------------------------
Cash provided by financing activities         111,235         249,252     2,819,845     4,163,229
------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash         1,466        (170,749)     (124,781)    (214,741)
-------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash during
   the period                                (322,806)       (569,551)      (16,557)       75,972
Cash, beginning of period                     322,806         662,224        16,557        16,701
------------------------------------------------------------------------------------------------------------------
Cash, end of period                                --          92,673            --        92,673
------------------------------------------------------------------------------------------------------------------

NON-CASH FINANCING ACTIVITIES
Conversion of promissory note                      --              --    (5,073,135)           --
Conversion of note payables                        --              --      (356,349)           --
Deferred financing costs                           --              --       299,022            --
-------------------------------------------------------------------------------------------------------------------
                                                   --              --    (5,130,462)           --
-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTARY INFORMATION
Cash interest paid                             19,089          21,960        51,754        58,775
Cash income taxes paid                             --              --            --            --

See accompanying notes

November 10, 2000

Talisman Enterprises Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     [in U.S. dollars and prepared in accordance with accounting principles generally accepted in the United States]
                                    Unaudited

September 30, 2000                                                     Unaudited




November 10, 2000

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2000 are not necessarily indicative of the results that are expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Talisman Enterprises Inc. annual report on Form 10-KSB for the year ended December 31, 1999.

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

2. NATURE OF OPERATIONS

Talisman Enterprises Inc. is a company incorporated to primarily produce premium private label alkaline batteries. The consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The company has incurred significant losses and negative cash flow from operations and has an accumulated deficit of $9,546,418 at September 30, 2000 [December 31, 1999 - $7,279,842]. The company's ability to continue as a going concern is in substantial doubt and is dependent upon achieving a profitable level of operations and, if necessary, obtaining additional financing. Management of the company has undertaken steps as part of a plan to improve operations with the goal of sustaining company operations for the next twelve months and beyond. These steps include (i) focusing sales and marketing on specific markets and customers and (ii) controlling overhead and expenses. There can be no assurance the company can attain profitable operations in the future. These consolidated financial statements do not give effect to any adjustments which would be necessary should the company be unable to continue as a going concern and therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Talisman Enterprises Inc.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     [in U.S. dollars and prepared in accordance with accounting principles generally accepted in the United States]
                                    Unaudited

September 30, 2000                                                     Unaudited


3. INVENTORIES

                                                                   September 30,    December 31,
                                                                       2000             1999
                                                                         $                $
-------------------------------------------------------------------------------------------------------------------

Raw materials and packaging                                              383,772          316,829
Finished goods                                                           787,869          718,177
------------------------------------------------------------------------------------------------------------------
                                                                       1,171,641        1,035,006
------------------------------------------------------------------------------------------------------------------

4. LOSS PER SHARE

The calculation of loss per common share is based on the reported net loss divided by the weighted average number of shares outstanding during the period. The weighted average number of common shares outstanding for the three months ended September 30, 2000 was 3,035,187 [three months ended September 30, 1999 - 1,056,560], and nine months ended September 30, 2000 was 2,815,229 [nine months ended September 30, 1999 - 1,038,740].

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

Results of Operations

Three month period ended September 30, 2000 and September 30, 1999

Revenues

     Revenues for the three month period ended September 30, 2000 increased $41,687 to $454,611, a 10.1% increase over revenues of $412,924 during the three month period ended September 30, 1999. Gross sales for the three month period ended September 30, 2000 were slightly ahead of prior year sales by approximately $3,000. The remaining improvement for the quarter was attributable to a one time customer return in the prior year and reduced customer deductions in the current quarter.

Operating Expenses and Gross Margins

     Operating expenses for the three month period ended September 30, 2000 decreased $6,972 to $696,383, a 1.0% decrease from operating expenses of $703,355 during the three month period ended September 30, 1999. This reflects consistent fixed and variable overhead spending relative to comparative flat sales volume.

     Gross margins, as a percentage of revenues improved to (53.2%) for the three month period ended September 30, 2000, as compared to (70.3%) for the three month period ended September 30, 1999. The improvement was attributable to the improved net revenue position due to reduced customer deductions.

Selling, General and Administrative Expense

     Selling, general and administrative expense for the three month period ended September 30, 2000 increased $55,653 to $500,367, a 12.5% increase over selling, general and administrative expenses of $444,714 during the three month period ended September 30, 1999. The increase is primarily attributable to incremental costs associated with being a publicly traded company on the Nasdaq SmallCap Market (attorneys fees, investor relations, D&O insurance), along with increased marketing costs to establish programs for new and potential customers.

Amortization Expense

     Amortization expense for the three month period ended September 30, 2000 decreased $232,062 to $115,668, a 66.7% decrease from amortization expense of $347,730 during the three month period ended September 30, 1999. The decrease in amortization expense is due to the fact that the three month period ended September 30, 1999 included amortization of deferred financing costs related to the 1999 private placement.

Interest Expense and Other Financing Charges

     Interest expense and other financing charges for the three month period ended September 30, 2000 decreased $33,710 to $23,476, a 58.9% decrease from interest expense and other financing charges of $57,186 during the three month period ended September 30, 1999. The decrease in interest expense and other financing charges was primarily attributable to a one time financing charge, recorded in the three month period ended September 30, 1999, relating to the establishment of operating facilities with General Electric Capital Canada Inc.

Foreign Exchange

     For the three months ended September 30, 2000, Talisman had a foreign exchange gain of approximately $1,998, which was included in the results from operations on U.S. purchases/payables from U.S. dollar suppliers offset by losses on U.S. sales/receivables and funds on deposit. During the three months ended September 30, 1999, Talisman experienced a foreign exchange gain of $3,103. Currently, a majority of revenues from sales are in U.S. dollars and a majority of expenses from goods purchased for resale are purchased in U.S. dollars. Since Talisman is based in Ontario, Canada, approximately 80% of Talisman's combined operational and selling, general and administrative expenses for the period ended September 30, 2000, were incurred in Canadian dollars. Variations in the value of the Canadian dollar, as compared to the value of the U.S. dollar, could adversely affect Talisman's results.

Stock Based Compensation

     We account for our stock options and warrants under APB Opinion 25. If Talisman was required to account for the stock options and warrants using the fair value method, the pro forma net loss for the three months ended September 30, 2000 would be ($862,890). The pro forma loss per share for the three months ended September 30, 2000 would be $(0.28). Such amounts represent the fair value of options and warrants at the time they vested. Since some of the options vest over a period of time there will be future charges to income with respect to the options granted in 1999 of $234,388 over the next 7 years. There were no employee stock options or warrants issued in the three months ended September 30, 2000.

Inflation

     Talisman has experienced minimal impact from inflation and changing prices on its net sales and on its income from continuing operations for the periods it has been engaged in business.

Liquidity And Capital Resources

     For the three month period ended September 30, 2000, the Company's cash position decreased by $322,806 from $322,806 to $0. The principal uses of cash were $427,827 that was used for operating activities, $7,680 that was used to purchase capital assets and $31,739 that was used to pay down the Company's borrowing facility.

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

     Except for the existing financing arrangements with General Electric Capital Canada Inc., Talisman has no other current arrangements in place with respect to financing. If additional financing arrangements are not obtained, we may be unable to fully fund our operations, pursue our business strategy, take advantage of new opportunities, develop or enhance our products, or respond to competitive pressures and financial or marketing hurdles. Such inability could have a materially adverse effect on Talisman's business, operating results and financial condition. Moreover, the estimated cost of the proposed expansion of our production and marketing activities is subject to numerous uncertainties, including the problems, expenses, difficulties, complications and delays, many of which are beyond our control, frequently encountered in connection with the establishment and development of new business activities, and may be affected by the competitive environment in which we are operating. Accordingly, there can be no assurance that we will complete the proposed expansion of our production and marketing activities.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

         Exhibit 27:        Financial Data Schedule

  (b)  Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the three month period ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the project to be signed on its behalf by the undersigned thereto duly authorized.



TALISMAN ENTERPRISES INC.


November __, 2000                               By: /s/ Thomas O'Dowd
                                                        Thomas O'Dowd
                                                        Chief Financial Officer